Form 10-Q
period 1999-09-30
COMPLE TEL EUROPE NV
filed 1999-11-12
CIK 1089558

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
         SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         __________ TO __________

                        Commission file number: 333-82305

                              COMPLETEL EUROPE N.V.

             (Exact name of registrant as specified in its charter)

   Amsterdam, The Netherlands                                98-0202823
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

                       6300 South Syracuse Way, Suite 355
                            Englewood, Colorado 80111
                    (Address of principal executive offices)

                                 (303) 741-4788
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                [ ] Yes [ X ] No

As of October 1, 1999, the Registrant had outstanding 21,071,429 shares of its capital stock.

                                  COMPLETEL EUROPE N.V.

                                    FORM 10-Q

                                      INDEX

                                                                                                                Page
                                                                                                                Number

PART I.           FINANCIAL INFORMATION............................................................................4

       ITEM 1.    Financial Statements (unaudited).................................................................4

                  Consolidated Condensed Balance Sheets as of
                  September 30, 1999 and December 31, 1998 ........................................................4

                  Consolidated Condensed Statements of Operations for the
                  Three and Nine Months Ended September 30, 1999 and 1998
                  and from the Commencement of Operations to September 30, 1999 and 1998...........................5

                  Consolidated Condensed Statement of Shareholders' Equity (Deficit) for the
                  Nine Months Ended September 30, 1999.............................................................6

                  Consolidated Condensed Statements of Cash Flows for the
                  Nine Months Ended September 30, 1999
                  and from the Commencement of Operations to September 30, 1999 and 1998...........................7

                  Notes to Unaudited Consolidated Condensed Financial Statements...................................8

       ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...........................................................................13

       ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk......................................23

PART II OTHER INFORMATION.........................................................................................24

       ITEM 1.    Legal Proceedings...............................................................................24
       ITEM 2.    Changes in Securities...........................................................................24
       ITEM 3.    Defaults upon Senior Securities.................................................................24
       ITEM 4.    Submission of Matters to a Vote of Security Holders.............................................24
       ITEM 5.    Other Information...............................................................................24
       ITEM 6.    Exhibits and Reports on Form 8-K................................................................24

SIGNATURES        ................................................................................................25


When used in this Report, the words "intend," "expects," "plans," "estimates," "anticipates," "projects," "believes," and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about our beliefs and expectations about our business and our industry are forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. These risks and uncertainties include, but are not limited to, our ability to implement the senior credit facility, the degree to which we are leveraged and the restrictions imposed on us under our existing debt instruments that may adversely affect our ability to finance our future operations, our ability to compete effectively against better capitalized competitors and to develop a sufficient customer base, and other factors discussed in our filings with the Securities and Exchange Commission. Forward-looking statements included in this Report speak only as of the date of this report and we will not revise or update these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Stated in thousands of U.S. Dollars)
                                   (Unaudited)

                                                                                       September 30,       December 31,
                                                                                           1999                1998
                                                                                       -------------       ------------
                                      ASSETS
                                      ------
CURRENT ASSETS:
     Cash and cash equivalents                                                         $  58,880         $     1,718
     Receivables                                                                           8,387                 527
     Affiliate receivables                                                                 7,084                  --
     Other current assets                                                                  1,469                 179
                                                                                          ------               -----
           Total current assets                                                           75,820               2,424
                                                                                          ------               -----
LONG-TERM ASSETS:

     Property and equipment, net (Note 3)                                                 54,745               3,371
     Deferred financing costs, net                                                         4,779                 869
     Licenses and other intangibles, net                                                   3,864                 950
     Other long-term assets                                                                  387                 256
                                                                                         -------               -----
           Total long-term assets                                                         63,775               5,446
                                                                                          ------               -----
TOTAL ASSETS                                                                           $ 139,595         $     7,870
                                                                                         =======               =====
                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:

     Trade accounts payable                                                            $  21,836            $  1,959
     Accrued liabilities                                                                   5,119               1,453
     Affiliate payables                                                                   10,062              10,470
                                                                                          ------              ------
           Total current liabilities                                                      37,017              13,882
                                                                                          ------              ------
LONG-TERM DEBT                                                                            77,129                  --
                                                                                          ------              ------
SHAREHOLDER'S DEFICIT:

     Common shares, $.016 par value (converted from NLG .03); 105,330,800 shares authorized; 21,071,433 and 4,888,964 shares
        issued and outstanding, respectively                                                 337                  78
     Additional paid-in capital                                                           65,551               2,195
     Deferred compensation                                                                (1,142)               (540)
     Other cumulative comprehensive loss                                                  (1,973)               (160)
     Deficit accumulated during the development stage                                    (37,324)             (7,585)
                                                                                         -------               -----
TOTAL SHAREHOLDER'S EQUITY (DEFICIT)                                                      25,449              (6,012)
                                                                                         -------               -----
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)                                  $  139,595            $  7,870
                                                                                         =======               =====

         The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.



                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
    (Stated in thousands of U.S. Dollars, except share and per share amounts)
                                   (Unaudited)

                                                                                     Commencement of    Commencement of
                                                                                        Operations        Operations
                               Three Months        Three Months     Nine Months    (January 8, 1998)  (January 8, 1998)
                                    Ended             Ended           Ended               To                To
                               September 30,       September 30,   September 30,     September 30,      September 30,
                                    1999              1998              1999               1998             1999
                               -------------       -------------   -------------   -----------------   -----------------
REVENUES                          $   1,055        $       --       $    1,376       $       --         $     1,376
                                     ------            ------           ------           ------              ------
OPERATING EXPENSES
    Network costs                       871                --            1,435               --               1,435
    Selling, general and
       administrative                 9,579               775           20,178            1,510              24,730
    Management fees to
       affiliated party               1,552               697            3,563            1,451               6,526
    Depreciation and
       amortization                   1,406                29            1,829               33               1,875
                                      -----            ------           ------           ------              ------
       Total operating
          expenses                   13,408             1,501           27,005            2,994              34,566
                                     ------            ------           ------           ------              ------
OPERATING LOSS                      (12,353)           (1,501)         (25,629)          (2,994)            (33,190)

OTHER INCOME (EXPENSE)
    Interest income                     636                --            2,223               --               2,223
    Interest expense, net of
       capitalized interest          (1,863)               --           (6,080)              --              (6,080)
    Other income
       (expense), net                    13                92             (253)              92                (253)
                                     ------            ------           ------           ------              ------
       Total other
          income (expense)           (1,214)               92           (4,110)              92              (4,110)
                                     ------            ------           ------           ------              ------
NET LOSS BEFORE
    INCOME TAXES                    (13,567)           (1,409)         (29,739)          (2,902)            (37,300)

INCOME TAX PROVISION                     --               --                --               --                  --
                                     ------            -----            ------            -----              ------
NET LOSS                          $  (13,567)      $  (1,409)       $  (29,739)      $   (2,902)        $   (37,300)
                                     ======            =====            ======            =====              ======
BASIC AND DILUTED LOSS
    PER COMMON SHARE              $      (.64)      $   (.29)       $    (1.55)      $     (.59)        $     (3.37)
                                     ========          =====            ======            =====              ======
WEIGHTED AVERAGE
    NUMBER OF COMMON
    SHARES OUTSTANDING             21,071,433      4,888,964        19,150,590        4,888,964          11,059,208
                                   ==========      =========        ==========        =========          ==========


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                      (A company in the Development Stage)

       CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
      (Stated in thousands of U.S. Dollars, except share amounts unaudited)


                                                                                     Other      Deficit      Total
                                             Common                                Cumulative   Accumulated  Compre-
                                             Shares      Additional               Comprehensive During the   hensive
                                       ----------------   Paid-in     Deferred      Income      Development  Income
                                       Number    Amount   Capital    Compensation   (Loss)      Stage        (Loss)        Total
                                       ------    ------  ----------  ------------ ------------- ----------- --------       -----

BALANCE December 31, 1998              4,888,964 $ 78   $  2,195      $(540)      $  (160)     $ (7,585)     $ (7,721)     $ (6,012)
                                                                                                                =====
   Issuance of common shares in
     connection with corporate
     reorganization                   14,666,891  235     57,810         --            --            --            --        58,045
   Issuance of common shares in
     connection with the Units
     Offering                          1,515,578   24      4,454         --            --            --            --         4,478
   Deemed contribution by Parent
     related to allocation of non-
     cash compensation charges                --   --      1,092     (1,092)           --            --            --           --
   Amortization of deferred
     compensation                             --   --         --        490            --            --            --           490
   Cumulative translation adjustment          --   --         --         --        (1,813)           --        (1,813)       (1,813)
   Net loss                                   --   --         --         --            --       (29,739)      (29,739)      (29,739)
                                        --------  ---     ------      -----         -----        ------        ------        ------
BALANCE, September 30, 1999           21,071,433 $337   $ 65,551    $(1,142)      $(1,973)     $(37,324)     $(31,552)      $25,449
                                      ==========  ===     ======      =====         ======       ======        ======        ======



                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
     (Stated in thousands of U.S. Dollars, except unit and per unit amounts)
                                   (Unaudited)

                                                                   Nine         Commencement of        Commencement
                                                                  Months           Operations          of Operations
                                                                  Ended        (January 8, 1998)     (January 8, 1998)
                                                              September 30,     to September 30,     to September 30,
                                                                   1999               1998                 1999
                                                             -----------------  ----------------     -----------------
OPERATING ACTIVITIES:
    Net loss                                                      $ (29,739)        $  (2,902)         $  (37,300)
    Adjustments to reconcile net loss to cash
       used by operating activities-
          Depreciation and amortization                               1,829                33               1,875
          Non-cash compensation expense                                 490               232                 682
          Accretion of senior notes                                   6,598                --               6,598
          Amortization of deferred financing costs                      166                --                 166
          Changes in assets and liabilities-
              Increase in receivables                                (7,921)             (251)             (8,448)
              Increase in other current assets                       (1,333)              (33)             (1,512)
              Increase in other long-term assets                       (156)             (342)               (412)
              Increase in trade accounts payable                     20,301               358              22,260
              Increase in accrued liabilities                         3,819               782               5,272
              Increase (decrease) in net affiliate
                payables/receivables                                 (7,178)            2,494               3,292
                                                                      -----            ------              ------
              Net cash provided by (used by) operating
                activities                                          (13,124)              371              (7,527)
                                                                     ------            ------              ------
INVESTING ACTIVITIES:

    Purchase of property and equipment                              (53,473)             (947)            (56,891)
    Purchase of licenses and other intangibles                       (3,129)             (458)             (4,079)
    Offering proceeds and investment earnings placed in escrow      (73,198)               --             (73,198)
    Proceeds from escrowed offering proceeds and investment
       earnings                                                      73,198                --              73,198
                                                                     ------            ------              ------
              Net cash used by investing activities                 (56,602)           (1,405)            (60,970)
                                                                     ------            ------              ------
FINANCING ACTIVITIES:

    Proceeds from senior notes                                       72,572                --              75,572
    Proceeds from issuance of common shares
       and subsequent capital contributions                          62,523             1,463              64,041
    Deferred financing costs                                         (4,076)             (242)             (4,945)
                                                                     ------            ------              ------
              Net cash provided by financing activities             131,019             1,221             134,668
                                                                     ------            ------              ------
    Effect of exchange rates on cash                                 (4,131)              (89)             (7,291)
                                                                     ------            ------              ------
NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                                      57,162                98              58,880
CASH AND CASH EQUIVALENTS,
    beginning of period                                               1,718                --                  --
                                                                     ------            ------              ------
CASH AND CASH EQUIVALENTS,
    end of period                                                 $  58,880         $      98          $   58,880
                                                                   ========           =======            ========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

26
565896v3

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                      (A Company in the Development Stage)

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)    GENERAL

CompleTel Europe N.V. ("CompleTel Europe") (together with its wholly-owned subsidiaries, the "Company") seeks to be a leading facilities-based provider of switched local telecommunications and related services to business and government end-users in targeted metropolitan areas across Western Europe, with an initial focus on network deployment in France and Germany. Additionally, the Company intends to provide Internet services within the United Kingdom ("UK"). The Company's deployment plan includes building networks initially in seven metropolitan markets in France (Paris, Lyon, Marseilles, Lille, Toulouse, Grenoble and Nice) and four markets in Germany (Berlin, Munich, Nuremberg and Essen).

The Company's parent CompleTel LLC ("Parent") indirectly owns 93% of CompleTel Europe and its subsidiaries.

The Company is in the development stage and since commencement of operations, the Company has incurred net losses totaling approximately $37.3 million. Parent's subsidiaries have been principally engaged in developing its business plans, applying for and procuring regulatory and government authorizations, raising capital, hiring management and other key personnel, working on the design and development of its fiber optic networks and operation support systems, negotiating equipment and facilities agreements, and negotiating interconnection agreements and certain right-of-way agreements. As a result of its development-stage activities, the Company has experienced significant operating losses and negative cash flows from operations. The Company expects to continue to generate negative cash flows from operations in each market while it emphasizes development, construction and expansion of its business and until the Company establishes a sufficient revenue generating customer base in that market. The Company also expects to experience increasing operating losses and negative cash flows from operations as it expands its operations and enters new markets, even if and after it achieves positive cash flow from operations in its initial markets.

The Company's ultimate success will be affected by the problems, expenses and delays encountered in connection with the formation of any new business and by the competitive environment in which the Company intends to operate. The Company's performance will further be affected by its ability to obtain licenses, properly assess potential markets, secure financing or raise additional capital, design networks, acquire right-of-way and building access rights, implement interconnection with incumbent public telecommunications operators ("PTOs"), lease adequate trunking capacity from PTOs, purchase and install switches in additional markets, implement efficient OSS and other back office systems, develop a sufficient customer base, and attract, retain and motivate qualified personnel. Delays or failure in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever operate profitably.

The actual amount and timing of the Company's future capital requirements may differ materially from the Company's current estimates, and additional financing may be required in the event of departures from the Company's business plans and projections, including those caused by unforeseen delays, cost overruns, engineering design changes, demand for the Company's services that varies from that expected by the Company, and adverse regulatory, technological or competitive developments. The Company may also require additional capital (or require financing sooner than anticipated) if it alters the schedule or targets of its roll-out plan in response to regulatory, technological or competitive developments (including additional market developments and new opportunities in and outside of its target markets). The Company intends to evaluate potential joint ventures, strategic alliances, and acquisition opportunities on an ongoing basis as they arise, and the Company may require additional financing if it elects to pursue any such opportunities. The Company also will be required to seek additional financing if it elects to deploy networks in other Western European markets beyond its target markets. Sources of additional financing may include commercial bank borrowings, vendor financing and/or the private or public sale of equity or debt securities. There can be no assurance that the Company will be able to fund its network deployment and operations in any or all of its initial markets to the point of operating profitably with its currently anticipated capital resources, and there can be no assurance that any additional financing will be available on terms acceptable to the Company or at all.

(2)    BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The Company has adopted a calendar fiscal year.

(3)    PROPERTY AND EQUIPMENT

Property and equipment includes network equipment, office furniture and equipment, computer equipment and software, leasehold improvements and construction in progress. These assets are stated at cost and are depreciated when ready for their intended use. Property and equipment at September 30, 1999 and December 31, 1998, consisted of the following (in thousands):

                                                                       September 30,         December 31,
                                                                            1999                 1998

                                                                       -------------         ------------

                  Network equipment                                      $   32,409         $      --
                  Office furniture and equipment                                889               129
                  Computer equipment and software                             2,649               608
                  Leasehold improvements                                      5,012                24
                                                                             ------             -----
                  Property and equipment, in service                         40,959               761
                  Less: accumulated depreciation                             (1,773)              (46)
                                                                             ------             -----
                  Property and equipment, in service, net                    39,186               715
                  Network construction in progress                           15,559             2,656
                                                                             ------             -----
                  Property and equipment, net                            $   54,745          $  3,371
                                                                             ======             =====

(4)      LONG-TERM DEBT

In February 1999, the Company completed an Offering of 147,500 units (the "Units") consisting of $147.5 million aggregate principal amount at maturity of 14% Senior Discount Notes due 2009 (the "Notes") issued by CompleTel Europe and 1,475,000 non-voting Class B Membership Interests of CompleTel Holdings. CompleTel Europe issued the Notes at a substantial discount from their principal amount at maturity. The proceeds of the Offering, net of initial purchaser's discount, were approximately $72.6 million and were held in an escrow account until CompleTel Europe received a minimum commitment of $90 million in senior credit facilities. To comply with Netherlands laws, the Notes are guaranteed by Parent on a senior unsecured basis. As Parent is a holding company with no operations other than the operations to be conducted by CompleTel Europe and its subsidiaries, it is unlikely that Parent will have sufficient funds to satisfy CompleTel Europe's obligations on the Notes if CompleTel Europe is unable to satisfy its own obligation on the Notes. Of the $75 million gross proceeds from the Offering, approximately $70.5 million was attributed to the Notes and approximately $4.5 million was attributed to the 1,475,000 Class B Membership Interests of CompleTel Holdings. Cash interest will not accrue on the Notes prior to February 15, 2004, with the Notes accreting to their stated principal amount at maturity by that date at an effective interest rate of 15.1%. The accretion will be charged to interest expense. Commencing February 15, 2004, interest on the Notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. The Notes mature February 26, 2009.

Long-term debt consists of the following:

                                               September 30,      December 31,
                                                   1999               1998
                                               ------------       ------------
    14% Senior Discount Notes, face amount
      $147.5 million, due 2009,
      effective interest rate
      of 15.1%, at accreted value                $77,129            $     -
                                                  ======             ======


 (5)      SEGMENT REPORTING

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company is currently in the development stage. Through September 30, 1999, the significant portion of the Company's expenditures were associated with its network deployment in France. The Company expects to incur significant costs associated as it expands its network deployment efforts into Germany. The Company currently is not deploying networks in the UK and, as a result, development costs in the UK are minimal.

Management currently evaluates the Company's development efforts according to the geographic location of its markets. Certain financial information reflecting the Company's development efforts is presented below. Results for Germany and the UK are included in "corporate and other" since the results of those markets are not significant to the consolidated financial statements:

As of and for the period from inception (January 8, 1998) to September 30, 1998
(In thousands):
                                                                           Corporate
                                                              France       and Other      Consolidated
                                                              ------       ----------     ------------
       Revenue                                               $     -      $      -       $     -
       Depreciation                                          $    32      $      1       $    33
       Management Fee (Expense) Income                       $(1,451)     $      -       $ (1,451)
       Net Loss                                              $(2,870)     $    (32)      $ (2,902)
       Total Assets                                          $ 1,584      $    789       $  2,373
       Expenditures for Long-lived Assets                    $   971      $    434       $  1,405

As of and for the nine months ended September 30, 1999 (In thousands):
                                                                           Corporate
                                                              France       and Other      Consolidated
                                                              ------       ----------     ------------
       Revenue                                               $    957     $    419       $  1,376
       Depreciation and Amortization                         $  1,604     $    225       $  1,829
       Management Fee (Expense) Income                       $ (2,852)    $   (711)      $ (3,563)
       Net Loss                                              $(19,626)    $(10,113)      $(29,739)
       Total Assets                                          $ 81,404     $ 58,191       $139,595
       Expenditures for Long-lived Assets                    $ 48,474     $  8,128       $ 56,602

As of and for the three months ended September 30, 1998 (In thousands):
                                                                           Corporate
                                                              France       and Other      Consolidated
                                                              ------       ----------     ------------
       Revenue                                               $      -      $     -        $      -
       Depreciation and Amortization                         $     28      $     1        $     29
       Management Fee (Expense) Income                       $   (697)     $     -        $   (697)
       Net Loss                                              $   (971)     $  (438)       $ (1,409)
       Total Assets                                          $  1,584      $   789        $  2,373
       Expenditures for Long-lived Assets                    $    772      $   344        $  1,116

As of and for the three months ended September 30, 1999 (In thousands):
                                                                           Corporate
                                                              France       and Other      Consolidated
                                                              ------       ----------     ------------
       Revenue                                               $    676      $   379        $  1,055
       Depreciation and Amortization                         $  1,278      $   128        $  1,406
       Management Fee (Expense) Income                       $ (1,243)     $  (309)       $ (1,552)
       Net Loss                                              $(10,078)     $(3,489)       $(13,567)
       Total Assets                                          $ 81,404      $58,191        $139,595
       Expenditures for Long-lived Assets                    $ 22,729      $ 4,381        $ 27,110


(6)    SUBSEQUENT EVENT

On October 26, 1999, the Company received a commitment from Goldman Sachs International and Paribas, the co-arrangers, to provide syndicated bank financing in the form of a senior credit facility in an aggregate amount of euro equivalent to approximately $280 million to finance the deployment of networks in France and Germany. This new commitment terminates, supercedes and replaces, without penalty, the original commitment from Paribas for $90 million in senior credit as disclosed in the Company's June 30, 1999 unaudited consolidated financial statements. Additionally, the commitment with Nortel Networks for $20 million in vendor financing has been terminated. No termination fees are payable to Nortel or Paribas.

Under the terms of the new commitment, the borrowers under the senior credit facility would be two of the Company's wholly-owned Dutch holding companies (CompleTel Holdings I B.V. and CompleTel Holdings II B.V.), the Company's principal French operating companies (CompleTel S.A.S. and CompleTel Services S.A.S.) and the Company's German operating company (CompleTel GmbH). If the senior credit facility is implemented, the Notes would be structurally subordinate to any debt incurred under the facility. Additionally, the terms of the new commitment require that the senior credit facility be guaranteed to the extent allowed by law by the Company and each of its subsidiaries. The terms of the new commitment further require that the senior credit facility be secured to the extent allowed by law by a perfected security interest in all of the Company's present and future material assets and revenue and those of its subsidiaries and by a pledge of the stock of each of the borrowers.

The senior credit facility, if and when implemented, would consist of an initial tranche in the form of a term loan facility in the amount of the euro equivalent of $110 million available up to December 31, 2000, repayable beginning 2003, and a subsequent tranche of the euro equivalent of $170 million available up to December 30, 2002, a portion of which would thereafter remain available as a revolving credit facility for working capital purposes. The senior credit facility would bear interest at a variable rate commencing at EURIBOR plus a margin and costs, with a final maturity date of December 30, 2006.

The final implementation of the commitment and the availability of the first tranche term loan remain subject to several conditions, including the delivery of a business plan satisfactory to the arrangers, injecting the euro equivalent of approximately $181 million of net proceeds from a combination of existing and new equity contributions, subordinated shareholder loans, and the proceeds of the notes, into the Company's French and German subsidiaries and having spent the euro equivalent of at least $175 million, consistent with an approved business plan, on French and German network deployment in the target markets, and the satisfaction of customary conditions including preparation of definitive documentation and satisfactory completion of due diligence. To meet the implementation criteria, we are required to obtain $40 million in new equity contributions. Based on the terms of the new commitment, the availability of credit in subsequent drawings under the senior credit facility would be contingent on a number of conditions precedent, including the satisfaction of various financial ratios.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         CompleTel Europe N.V. is the European holding company for a group of companies whose ultimate parent is CompleTel LLC, a Delaware limited liability company. CompleTel LLC indirectly owns 93% of CompleTel Europe and its subsidiaries. We began our present business in January 1998 when we formed CompleTel LLC. CompleTel Europe was incorporated in December 1998 in connection with a reorganization of the holding company structure to permit the issuance of the high yield notes described below. We accounted for these transactions as a reorganization of entities under common control, similar to a pooling of interests. This discussion reviews the financial position of CompleTel Europe and its subsidiaries as if they had been formed and were a consolidated entity since January 1998. In this discussion "we" and "our" refer to CompleTel Europe N.V. and its subsidiaries.

Results of operations

         Our consolidated net loss during the third quarter and the nine-month period ended September 30, 1999, was $13.6 million and $29.7 million, respectively, compared to $1.4 and $2.9 million in the corresponding periods of 1998. The increase was primarily the result of substantial start-up costs of the operating subsidiaries, primarily our French subsidiary. Start-up facilities-based telecommunications companies, such as ours, typically incur large capital expenditures to construct their networks, obtain operating licenses, and obtain equipment, hardware and software to operate their networks. Start-up telecommunications companies also normally incur significant marketing and other expenses as they begin commercial operations. We began to depreciate and amortize our telecommunications network capital costs upon the launch of our services in June 1999. We have expensed and will continue to expense all other start-up and organization costs in accordance with generally accepted accounting principles.

         In view of our highly leveraged capital structure, we consider EBITDA to be an important performance measure. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, because EBITDA is independent of the actual leverage employed by the business; but EBITDA ignores funds needed for capital expenditures and expansion. Some investment analysts track the relationship of EBITDA to total debt as one measure of financial strength. However, EBITDA does not represent cash provided or used by operating activities and you should not consider EBITDA in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         You also should be aware that EBITDA may differ significantly from cash flows from operating activities as reflected in a statement of cash flows computed in accordance with generally accepted accounting principles. Cash from operating activities is net of interest and taxes paid and is a more comprehensive determination of periodic income on a cash (vs. actual) basis, exclusive of non-cash items of income and expenses such as depreciation and amortization. In contrast, EBITDA is derived from accrual basis income and is not adjusted for changes in working capital. Consequently, EBITDA is not affected by the timing of receivable collections or when accrued expenses are paid. We are not aware of any uniform standards for determining EBITDA. Presentations of EBITDA may not be calculated consistently by different companies in the same or similar businesses. As a result, our reported EBITDA may not be comparable to similarly titled measures used by other companies.

         During this start-up stage, we have experienced significant operating losses and negative EBITDA. We expect to continue to generate negative EBITDA in each market, as we emphasize development, construction and expansion of our business, until we have established a sufficient revenue-generating customer base in that market. We expect to experience increasing operating losses and negative cash flows from operations as we expand our operations and enter new markets, even if and after we have achieved positive cash flow from operations in our initial markets. The following table summarizes our EBITDA calculation for the periods indicated (amounts in thousands of U.S. Dollars).

                                                                                                     Commencement
                                                                                                     of Operations
                                                          Three Months          Nine Months        (January 8, 1998)
                                                             Ended                 Ended                  to
                                                         September 30,         September 30,         September 30,
                                                              1999                 1999                  1999
                                                      ---------------------  ------------------  ----------------------
        Net Income (Loss)                                $  (13,567)           $  (29,739)          $  (37,300)
        Interest Expense (net of Interest Income)             1,227                 3,857                3,857
        Taxes                                                     -                     -                     -
        Depreciation and Amortization                         1,406                 1,829                1,875
                                                             ------                ------               ------
        Earnings Before Interest, Taxes,
          Depreciation and Amortization                  $  (10,934)           $  (24,053)          $  (31,568)
                                                             ======                ======               ======


Revenues

         We generated no revenues from inception (January 8, 1998) through March 31, 1999. For the three and nine-month periods ended September 30, 1999, revenues totaled $1.1 million and $1.4 million, respectively. Since January 1998, we have developed and refined our business plans, procured regulatory and governmental authorizations for our initial 11 markets, raised capital, hired management and other key personnel, designed, developed and begun installing our fiber-optic networks and operation support systems, obtained senior financing commitments and negotiated equipment and facilities agreements. During the same time period, our French operating subsidiary has procured most of the rights-of-way agreements for the initial French markets, has begun installing switches and fiber, has completed one acquisition and in June 1999 launched commercial services in two markets.

         We expect to generate most of our revenues from local access, local usage, special access and private line services, from long-distance resale and from Internet access sales, all to high-volume end-users. We may also pursue additional acquisitions during 1999, which will supplement our core strategy in our initial markets.

         We intend to price our services competitively and we may offer combined service discounts designed to give customers incentives to buy a portfolio of services from us. We plan generally to price our costs for local service at a discount to the incumbent providers. However, although pricing will be an important part of our strategy, we believe that customer relationships, customer care, and consistent quality will be the keys to generating customer loyalty and to minimizing customer churn. Our marketing plan includes various sales promotions to win customers, including free installation and risk-free trials, especially in the first few years as we establish a market presence.

Operating Expenses

         Our primary operating expenses during 1999 have and will continue to consist of network costs, selling, general and administrative expenses, and depreciation and amortization expenses.

         Network Costs

         Network costs for the three and nine-month periods ended September 30, 1999 totaled $0.9 million and $1.4 million, respectively. We did not incur network costs in the similar 1998 periods. We expect these costs will increase as we expand our networks and initiate services. Our network costs include costs such as interconnection costs, the cost of leasing high capacity digital lines that interconnect our network with the networks of other providers, the cost of leasing local loop lines that connect our customers to our network and switch site rent, operating and maintenance costs.

         We are deploying digital switching platforms with hybrid local and long distance capability and constructing fiber and wireless local loops in our selected markets in France and Germany. This requires us to invest a significant amount of funds to develop the central office switch sites, deploy the transmission and distribution electronics, and invest in quality information technology software (for example, billing and traffic management).

         In January 1999, our French operating subsidiary entered into an equipment supply agreement with Matra Nortel Communications to provide switches and related equipment and services in our markets in France. At the same time, we entered into an agreement with Nortel plc establishing certain guidelines for any future agreements we may make with Nortel affiliates to purchase equipment and services in other countries within the European Union where we may establish a network.

         We expect switch-site and operation service center lease costs to be a large fixed component of our ongoing cost of services. We will also lease dark fiber and conduit to establish and augment our networks in certain markets. We expect these additional lease costs to increase as we increase the size of our networks and to be a significant component of our cost of services in some markets.

         We expect interconnection costs to be a major portion of our cost of services. To enter a market and make ubiquitous calling available to customers, we must enter into interconnection agreements with incumbent providers. Typically, interconnection agreements set the fixed and variable costs to be charged by each party for calls that are exchanged between the two carriers' networks. Generally, a carrier must compensate another carrier when a call by the first carrier's customer terminates on the second carrier's network. These costs will grow as our customers' outbound call volume grows. We expect, however, to generate revenue from other carriers for inbound calls to our customers. These inbound revenues will offset our outbound interconnection costs to some extent. In December 1998, our French subsidiary entered into an interconnection agreement with France Telecom. In June 1999, our German subsidiary entered into an interconnection agreement with Deutsche Telekom.

         We plan to enter into resale agreements with long distance carriers to provide us with transmission services. Typically, long distance carriers resell their services on a per-minute basis and may require us to make a minimum volume commitment and to pay underutilization charges if we don't meet the minimum commitment. If we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means. We expect these costs will be a significant portion of our cost to deliver long distance services. These costs will increase as our customers' long distance calling volume increases.

         Selling, general and administrative expenses

         Our selling, general and administrative expenses include infrastructure costs, such as selling and marketing costs, customer care, billing, corporate administration, salaries and other personnel costs and legal fees. Selling, general and administrative expenses increased $8.8 million to $9.6 million for the quarter ended September 30, 1999, compared to $0.8 million for the same quarter in 1998. For the nine-month period ended September 30, 1999, selling, general and administrative expenses totaled $20.2 million compared to $1.5 million for the same period in 1998. This increase was primarily due to the rapid growth of personnel costs in our startup.

         We are assembling a large, locally based, direct sales force in our local and regional markets and a national account team to service multiple location customers and key account executives. To attract and retain a highly qualified sales force, we offer our sales and customer-care personnel a highly competitive compensation package. The number of employees increased from 11 as of September 30, 1998 to 262 as of September 30, 1999. On September 30, 1999 we had a sales force of 75 (including managers and administrators), compared to 1 on September 30, 1998. We expect the number of sales and marketing personnel to grow significantly as we prepare to introduce our services in the initial markets and as we expand into new markets. We expect our selling and marketing costs will increase as we develop and expand our operations.

         We have incurred and will continue to incur significant costs as we continue to develop and implement our customer support and network support systems. We also will incur ongoing expenses for customer care and billing. Since our strategy stresses the importance of personalized customer care, we expect the expense of running our customer-care department to be a large part of our ongoing administrative expenses. Billing will also be a significant part of our ongoing administrative expenses.

         We incur other costs and expenses associated with the maintenance of our networks, administrative overhead, office leases and bad debt. We expect that administrative overhead will be a large portion of these expenses during the start-up phase of our business. We also expect that these costs will grow as we expand our operations but that they will become smaller as a percentage of revenue as we build our customer base.

         Management fees to affiliated party

         Our ultimate parent, our European holding company, and each of the entities between our ultimate parent and the operating subsidiaries, incur overhead costs and expenses associated with their holding company operations. Our operating subsidiaries bear these costs and expenses. During 1998, our ultimate parent, CompleTel LLC, and its wholly owned subsidiary, CableTel Management, Inc., a Colorado corporation, entered into an agreement for CableTel Management to provide management services for CompleTel LLC and all the other companies in the group. The companies pay CableTel Management a management fee of 105% (103% for periods prior to the end of January 1999) of all allocated costs, expenses, charges and disbursements that CableTel Management incurs in rendering services to each of the companies. For the three and nine months ended September 30, 1999, we recorded $1.6 million and $3.6 million, respectively, of related-party management fees. For the period from inception to September 30, 1999, we have recorded $6.5 million of such fees.

         Depreciation and amortization

         We have recorded depreciation and amortization expense of $1.4 million for the three months ended September 30, 1999, compared to $29,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, we have recorded depreciation and amortization expense of $1.8 million, compared to $33,000 for the similar period in 1998. This increase is due to increases in non-network related property and equipment. We started recording network depreciation during the quarter ended June 30, 1999, when we initiated network services.

         Other income and expense

         We have incurred interest expense of $1.9 million and $6.1 million during the three and nine-month periods ended September 30, 1999, respectively. The interest expense recorded reflects the accretion of the notes and the amortization of deferred financing costs. We capitalize a portion of our interest costs as part of the construction cost of our networks, in accordance with Statement of Financial Accounting Standards No. 34. The amount of interest capitalized during the three and nine-month periods ended September 30, 1999 totalled $0.7 million. Interest income for the same periods was $0.6 million and $2.2 million, respectively, which represents the investment of the proceeds from the high-yield notes and the investment of the available cash from the equity contributions.

         In addition to the above expenses, some of our employees have purchased common units of CompleTel LLC for which CompleTel LLC incurs non-cash compensation charges. For accounting purposes, we record such non-cash compensation charges as a deemed capital contribution.

         Foreign exchange and interest rates

         We are exposed to changes in currency exchange rates because our revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. As a result, our financial condition and results of operations, as reported in U.S. dollars, may be affected by changes in the value of the local currencies in which we transact business. The notes also expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in U.S. dollars, and a substantial portion of our future cash flow used to service these payments will be denominated in local currencies, including the euro. While we intend to take steps to minimize interest rate and exchange rate risks, we cannot assure you that we will not be materially adversely effected by variations in interest rates and currency exchange rates.

Liquidity and capital resources

         Due to the start-up nature of our company, we reflect operating cash flow deficits of $13.1 million for the nine months ended September 30, 1999, and $7.5 million for the period from inception (January 8, 1998) to September 30, 1999. These operating cash flow deficits are the result of the development and expansion of our operations.

         The telecommunications business is capital intensive. Since January 1998, and for the foreseeable future, we have needed and will continue to need large amounts of capital to fund capital expenditures, working capital, debt service, and operating losses. As of September 30, 1999, we had $58.9 million of cash and short-term investments and net working capital of $38.8 million.

         Based on our current business plan and projections, we estimate that we will need, since commencement of operations, approximately $450 million to fund the deployment and operation of networks in our 11 target markets (including requirements to finance capital expenditures, working capital, financing costs, and debt service in those markets) and development of an Internet service provider business in the United Kingdom, through the end of 2002. Since January 1998, CompleTel LLC has received $65.8 million in private equity contributions, of which $59.5 was contributed to our French operating subsidiary. Our issuance in a February 1999 units offering consisting of high yield notes and equity interests resulted in gross proceeds to the Company in respect of the units of approximately $75.0 million of which $70.5 million was allocated to the notes, which represents a substantial discount from the $147.5 million aggregate stated principal amount at maturity of the notes. Cash interest will not accrue on the notes prior to February 15, 2004. At that date, the principal amount of the notes will have increased to the $147.5 million stated principal amount at maturity, at an effective interest rate of 15.31%. The $77 million increase in principal amount will be charged to interest expense. Commencing February 15, 2004, interest on the notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. The notes mature February 16, 2009. The units offering was closed in escrow. In April 1999, we received out of the escrow
$73.1 million in net proceeds and interest, a portion of which we used to pay costs of the offering.

         On October 26, 1999, we received a commitment from Goldman Sachs International and Paribas, the co-arrangers, to provide syndicated bank financing in the form of a senior credit facility in an aggregate amount of euro equivalent to approximately $280 million to finance the deployment of our networks in France and Germany. This new commitment terminates, supersedes and replaces, without penalty, our original commitment from Paribas for $90 million in senior credit. We have terminated the commitment with Nortel Networks for $20 million in vendor financing. No termination fees are payable to Nortel or Paribas.

         The final implementation of the commitment and the availability of the first tranche term loan of euro equivalent to approximately $110 million remain subject to several conditions, including:

       o  the delivery of a business plan satisfactory to the arrangers;

       o injecting the euro equivalent of approximately $181 million of net proceeds from a combination of existing and new equity contributions, subordinated shareholder loans, and the proceeds of the notes, into our French and German subsidiaries and having spent the euro equivalent of at least $175 million, consistent with an approved business plan, on French and German network deployment in the target markets;

       o  the perfection of the security interests;

       o the satisfaction of customary conditions including preparation of definitive documentation and satisfactory completion of due diligence; and

       o the satisfaction of the business plan in all material respects, including full satisfaction of revenue, EBITDA and fiber roll-out targets.

        Based on the terms of the new commitment, we expect the availability of credit in subsequent drawings under the senior credit facility would be contingent on a number of conditions precedent, including the satisfaction of various financial ratios.

         Based on this new commitment, we expect to be able to fully fund the development of our 11 target markets and an Internet Service provider business in the United Kingdom with the proceeds from the issuance of the notes, the funding expected to be available from the senior credit facility, equity contributions received to date and approximately $40 million in new equity contributions that we will be required to obtain in order to implement the senior credit facility. We cannot assure you, however, that we will be successful in implementing the senior credit facility or, if implemented, in meeting subsequent drawdown conditions. Our inability to implement or draw on the senior credit facility could cause us to suffer a funding shortfall that would prevent us from deploying our networks in these markets and that could materially adversely affect our business and prospects.

         We have had, and will continue to have, discussions concerning potential acquisitions of Internet service providers and other providers of telecommunication services to augment and expedite our business strategy. Subject to the availability of funds, we intend to pursue attractive acquisition opportunities. In March 1999, our French operating company acquired all of the outstanding stock of Acces Internet et Solutions S.A.R.L., an Internet service provider based in Lyon. In June 1999, our UK operating company acquired all of the outstanding stock of Web International Networks Limited, an Internet service provider based in London.

         The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things:

     o    the cost of development of the networks in each market;

     o    demand for our services;

     o regulatory, technological, or competitive developments, including new market developments and opportunities within or outside of the initial markets;

     o any change in development plans or projections that leads to alterations in the roll-out plan schedule or targets;

     o the decision to pursue joint ventures, strategic alliances and acquisition opportunities; or

     o the decision to deploy networks in other markets beyond the initial markets.

         As such, our actual costs and revenues may vary from expected amounts, possibly by a significant degree. Any variation is likely to affect our future capital requirements.

         During the three and nine-month periods ended September 30, 1999, we made capital expenditures of $26.5 million and $53.4 million, respectively, for property and equipment necessary to deploy networks in our initial markets. During the same periods in 1998, we expended $.6 million and $.9 million, respectively, for similar capital expenditures. We also used capital during both of these periods to fund operations. Excess cash was invested in short-term investments and money market investments.

Impact of the year 2000

         The "year 2000" generally describes the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as a result of computer hardware and software using only the last two digits of the year to identify the year in a date field. If a computer program or other piece of equipment fails to properly process dates including and after the year 2000, the computer's calculations may be inaccurate and equipment may malfunction. The failure to process dates could result in system failures or miscalculations causing disruptions in operations including, among other things, a temporary inability to process transactions, send invoices or engage in other routine business activities.

         State of readiness. Generally, we have identified two areas for year 2000 review: internal systems and operations, and external systems and services. As a new enterprise, we are not burdened internally with legacy systems that are not year 2000 ready. As we develop our network and support systems, we intend to ensure that all systems will be year 2000 ready. We are purchasing our customer and network support systems with express specifications, warranties and remedies that all systems be year 2000 ready. However, until well into the year 2000, we cannot assure you that all systems will function adequately. Also, we intend to sell our telecommunications services to companies that may rely upon computerized systems to make payments for our services, and to interconnect certain portions of our network and systems with other companies' networks and systems. These transactions and interactions potentially expose us to year 2000 problems arising in these other companies' systems.

         We are in the process of contacting our external suppliers, vendors and providers to obtain information about their year 2000 readiness. Based on that information we are assessing the extent to which these external information technology and non-information systems (including embedded technology) could cause a material adverse effect on our operations in the event that these systems fail to properly process date-sensitive calculations after December 31, 1999.

         Our assessment of our year 2000 readiness is ongoing as we continue to develop our operations support systems and as we become reliant on the systems of additional third parties as we expand our business into additional markets. As a result, in the future we may identify a significant internal or external year 2000 issue which, if not remedied in a timely manner, could have a material adverse effect on our business, financial condition and results of operations.

         Costs to address year 2000 issues. We have used our internal information technology and other personnel, not outside consultants, to identify year 2000 issues. As a result, we have not incurred any significant costs in identifying issues. We also do not anticipate any significant costs to insure that our internal systems are year 2000 compliant because we do not expect that any remediation will be required. Because we have not identified any material year 2000 issues in connection with external sources, we cannot reasonably estimate costs that may be required for remediation or for implementation of contingency plans. As we gather information relating to external sources of year 2000 issues, we will reevaluate our ability to estimate costs associated with year 2000 issues. Despite our efforts, we cannot assure you that as additional year 2000 issues are addressed, our costs to remediate such issues will be consistent with our historical costs.

         Risks of year 2000 issues. We cannot reasonably ascertain the extent of the risks involved in the event that any one system fails to process date-sensitive calculations accurately because we have not identified any material year 2000 issues. Potential risks include:

     o the inability to process customer billing accurately or in a timely manner;

     o the inability to provide accurate financial reporting to management, auditors, investors and others;

     o litigation costs associated with potential suits from customers and investors;

     o delays in implementing other information technology projects as a result of work by internal personnel on year 2000 issues;

     o delays in receiving payment or equipment from customers or suppliers as a result of their systems' failure; and

     o    the inability to occupy and operate in a facility.

Any one of these risks, if they materialize, could individually have a material adverse effect on our business, financial condition or results of operations.

         All of our information technology and non-information technology systems and products are manufactured or supplied by third parties outside of our control. As a result, we cannot assure you that the systems of any of those companies will be year 2000 ready. In particular, we will be dependent upon France Telecom, Deutsche Telekom, other incumbent public telecommunications providers and other competitive providers and long-distance carriers for interconnection and completion of off-network calls. These interconnection arrangements are critical to our ability to conduct our business and failure by any of these providers to be year 2000 ready may have a material adverse effect on our business in the affected market. We have recently been informally notified by France Telecom that they may need to redirect their technicians' attention on year 2000 problems during the last quarter of 1999. If year 2000 problems arise for France Telecom, the interconnections that we need to put certain of our additional target markets in France into service may be delayed unless we are able to purchase services from operators that already are interconnected to France Telecom. France Telecom could not indicate the likelihood or scope of delays they expect to occur.

         Moreover, although we have taken precautions to purchase our internal systems to be fully year 2000 ready, we cannot assure you that every vendor will fully comply with year 2000 readiness requirements. If some or all of our internal and external systems fail or are not year 2000 ready in a timely manner, there could be a material adverse effect on our business, financial condition or results of operations.

         Contingency plans. Even though we have not identified any specific year 2000 issues, we believe that the design of our networks and support systems could provide us with operating contingencies in the event critical external systems fail. For example, in most of our markets we have established or intend to establish interconnection agreements with the incumbent provider and other regional and international carriers with points of presence in that market to have the ability to remote traffic to another carrier should one fail for any reason including year 2000 problems. As a result, in large markets such as Paris or London, and even in smaller markets such as Lyon, if we are able to interconnect with all carriers, we believe the risk of complete loss of interconnection should be reduced. This may not be the case, however, in other markets where the incumbent public telecommunications provider may be the only interconnection provider. In that case, if the carrier fails, there may be nothing we can do to mitigate the impact of that failure on our operations.

         We have attempted to ensure that our own operations facilities and systems are fully backed up with auxiliary power generators capable of operating all equipment and systems for indefinite periods should power supplies fail, subject to the availability of fuel to run these generators. We also have the ability to relocate headquarters and administrative personnel to one of our backed-up facilities should power and other services at our Paris headquarters fail. Despite these contingency plans, which are intended to avoid singular significant disruptions, we cannot assure you that we will not experience numerous disruptions, individually insignificant, but in the aggregate sufficient to cause a material disruption to our operations.

Euro conversion

         On January 1, 1999, 11 of the 15 member countries of the European Union (excluding Denmark, Greece, the United Kingdom and Sweden, which may convert to the euro at later dates) established fixed conversion rates between their then existing sovereign currencies (the legacy currencies) and the euro and adopted the euro as their common legal currency on that date. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro until January 1, 2002. During the transition period, public and private parties may pay for goods and services using either the euro or the participating countries' legacy currency.

         Because our company is newly established, we are not burdened with systems that must be redesigned to accommodate the introduction of the euro. We have purchased and specified our business support systems, including billing, to accommodate euro transactions and dual currency operations during the transition period. In addition, we intend to require all vendors supplying third party software to us to warrant compliance.

         We will be dependent on banks, customers and other providers to complete business transactions and we will be exposed to problems inherent in these third-party systems. During the transition period, to the extent we are supplying local and national service, we can continue billings and collections in the legacy currency to avoid euro conversion problems. However, to the extent we have international transactions, we will be exposed to euro-related risks.

         The establishment of the European Monetary Union may have a significant effect on the economies of the participant countries. While we believe that the introduction of the euro will eliminate exchange rate risks in respect of the currencies of those member states that have adopted the euro, which includes Germany and France, there can be no assurance as to the relative strength of the euro against other currencies. Since a substantial portion of our net sales will be denominated in euro or legacy currencies of participant countries, we will be exposed to that risk.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Investment portfolio and interest rate sensitivity

         Our investment policy is limited by the indenture for the notes. We are restricted to investing in financial instruments with a maturity of one year or less (with certain limited exceptions). The indenture requires investments that meet high credit quality standards, such as obligations of the United States government or any European Economic Community member government or any agency thereof guaranteed by the country, certificates of deposits, money market deposits, and commercial paper with a rating of A-1 or P-1.

         Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We are thus exposed to market risk related to changes in market interest rates. To date, we have managed these risks by monitoring market rates and the duration of our investments.

         We do not think we are exposed to significant changes in fair value of our investment portfolio because of our conservative investment strategy.

Impact of foreign currency rate changes

         We are exposed to foreign exchange rate changes related to our operating subsidiaries' monetary assets and liabilities and to the financial results of those foreign subsidiaries when their respective financial statements are translated into U.S. dollars in consolidation.

         Our operating subsidiaries' monetary assets and liabilities are subject to foreign currency exchange risk because purchases of network equipment and services are denominated in currencies other than the subsidiary's their own functional currency.

         The spot rates for the euro and the pound sterling are shown below per one U.S. dollar.

                                                    Euro    Pound Sterling
                                                    ----    --------------

              December 31, 1998. . . . . . . .  .   0.86         0.60

              March 31, 1999. . . . . . . . . . .   0.93         0.62

              June 30, 1999 . . . . . . . . . . .   0.97         0.63

              September 30, 1999 . . . . . . .  .   0.94         0.61

         We intend to manage exchange rate risk by incurring financing liabilities denominated in the currency of the country of operations. In addition, we will continue to evaluate whether to adopt hedging strategies to manage our exposure to foreign currency exchange rate risk.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         The Company is involved in legal proceedings from time to time, none of which management believes, if decided adversely to the Company, would have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information

         None

ITEM 6(a)         Exhibits

         Exhibit Number

         27.1            Financial Data Schedule

ITEM 6(b).        Reports on Form 8-K

         The Company did not file any report on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMPLETEL EUROPE N.V.
                                          (Registrant)

Date: November 12, 1999
                                     /s/ David E. Lacey
                                     -------------------------------------------
                                     David E. Lacey
                                     Principal financial officer of the Company
                                       and duly authorized officer