Form 10-K405
period 1999-12-31
COMPLE TEL EUROPE NV
filed 2000-03-29
CIK 1089558

-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 1999
                                       or
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                         Commission File No. 000-30075

                             COMPLETEL EUROPE N.V.
            (Exact name of Registrant as specified in its charter)

          The Netherlands                              98-0202823
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Indentification No.)

          Kruisweg 609
 2132 NA Hoofddorp, The Netherlands                      2132 NA
 (Address of principle executive offices)               (Zip Code)

     Registrant's telephone number, including area code: (31) 20 666 1701

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                   Ordinary Shares, (euro)0.10 nominal value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes ___  No    X
                                                ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ----

     The aggregate market value of the voting stock held by nonaffiliates of the
Registrant,  as of date here of:   N/A.
                                  -----

  The number of shares outstanding of the Registrant's common stock as of March 27, 2000 was 126,133,060 ordinary shares. We expect our initial public offering of stock to close on March 30, 2000, at which time we will have an additional 27,200,000 ordinary shares outstanding, assuming that the underwriters do not exercise their option to purchase up to an aggregate of 4,080,000 additional ordinary shares.

-------------------------------------------------------------------------------

                                    PART I

Item 1.  Business

  We are a rapidly-growing CLEC operating primarily in France and Germany. Our vision is to become a leading alternative broadband provider of voice, high-speed data and Internet protocol-based services in selected local markets across Europe. We target business end-users, other telecommunications carriers and Internet-related providers in large metropolitan areas with limited local access competition. Using our state-of-the-art, fiber optic, metropolitan area networks
(MANs), we offer a wide range of voice, data and Internet-related services to our directly connected, on-net, customers, including local and long-distance voice services, dedicated high-capacity access and a suite of Internet-related access and applications.

  We believe that the rapid increase in demand for high-capacity data telecommunications services and an absence of alternative local providers have left our targeted customer segments largely underserved and provide us with significant opportunities to grow our business. We are currently implementing our business plan to deploy and operate our metropolitan area networks in 11 cities in France and Germany and provide Internet-related services in these cities and the United Kingdom. As of February 25, 2000, we had commercially launched services in nine cities, Paris, Grenoble, Lyon, Marseille and Lille in France, and Berlin, Essen, Munich and Nuremberg in Germany. We expect to become operational in two additional cities, Nice and Toulouse in France, during the first half of 2000. We plan to use the proceeds from our initial public offering to expand our metropolitan area networks in our existing cities, deploy networks in an additional six cities, Amiens, Nantes and Rouen in France and Hamburg, Mannheim and Stuttgart in Germany, and to accelerate the expansion of our Internet-related services. We had deployed over 447 route kilometers as of February 25, 2000.

  In each of our target markets, we have focused on achieving an early market position to secure a number of competitive advantages. We believe these advantages include continuing to recruit and retain experienced personnel, growing and developing a customer base, securing critical rights-of-way, and promoting our name recognition.

  We have assembled a strong management team that we believe has the necessary management and telecommunications experience for us to achieve our goals. Our senior management collectively have over 100 years of telecommunications industry experience, which we combine with experienced regional management teams familiar with the local communities and businesses that we serve. Our national and local managers have broad telecommunications industry experience with companies such as COLT, Cegetel, Alcatel, Bosch Telecom, VIAG Interkom, Siemens, France Telecom and Deutsche Telekom. In addition, we benefit from the extensive telecommunications industry experience of our major equity investors, which include: funds sponsored by Madison Dearborn Partners, a Chicago-based private equity firm, experienced with investments in other telecommunications providers, such as Focal Communications Corporation, Nextel Communication Inc. and Allegiance Telecom, Inc.; LPL Investment Group, an investment firm controlled by Lawrence F. DeGeorge; and funds sponsored by Meritage Investment Partners, a Denver-based private equity firm that invests exclusively in telecommunications companies. Two of our directors, James C. Allen and Royce Holland, provide us with significant additional competitive local exchange carrier experience. Mr. Allen was a co-founder and the former chief executive officer of Brooks Fiber Properties and currently serves as a director of several telecommunications companies including MCI WorldCom. Mr. Holland was a co-founder of both MFS Communications and Allegiance Telecom, Inc. and continues to serve as a director and chief executive officer of Allegiance.

Attractive and growing markets

  We have selected the French and German telecommunications markets as we believe they offer significant opportunities. These are the two largest telecommunications markets in continental Europe as measured by revenues, estimated to be $24.7 billion in France and $36.2 billion in Germany, in 1998, according to Tarifica.

On-net customer-driven network

Overview

  Our market entry strategy is to focus on providing local access to an underserved on-net customer base. We believe there are substantial long-term benefits of our on-net strategy as compared to an off-net reseller strategy:

  . substantial increased product offerings made possible by direct connection; . higher revenue per customer;
  . lower interconnection costs and improved operating margins; and . increased loyalty of customers and reduced churn.

  Our integrated network architecture includes switches and data routers, customer premise equipment and metropolitan area network fiber rings. Our integrated network supports local and long-distance voice, high-speed packetized data and services based on the Internet delivery platform. We believe our networks offer greater capacity, higher reliability and lower operating costs than those of the incumbent carriers in the areas we serve. The integrated design of our networks significantly reduces our cost of providing a bundled service offering.

  To deliver high-quality, reliable telecommunications services, we employ a state-of-the-art, uniform, high-capacity, protocol-transparent technology platform. Our platform encompasses digital telephone and packet data switches and synchronous digital hierarchy (SDH) transmission technology compliant with European telecommunications standards, with a centralized network management and monitoring centers designed to readily accommodate future technology upgrades.

Customers and route design

We have developed our network designs based on the needs and requirements of our target customer segments using our knowledge of and experience in the facilities-based competitive local exchange markets. We also draw on the expertise of a broad range of independent third-party consultants.

  We target high density business areas which currently experience limited competition from other local carriers where customers purchase their telecommunications services principally from the incumbent operators or from resellers.

  In order to identify specific target customers within identified service areas, we complete a detailed geocoded analysis of demographic, competitive, economic and telecommunications demand characteristics within each target city. Ultimately, we generate a list of prioritized prospects in each target area and a map of the target service area pinpointing the location of each potential customer, and key demographics of those potential customers. We then plot a route for the network, with the precise location of the route being driven to ensure the highest possible density of customers as close as possible to each route.

Network design principles

  A key feature of our network design is its adaptability to changes in service offerings, network standards, and new technology and protocols. Our network design enables us to provide high-transmission to our customers while providing substantial potential for expansion in a cost-effective manner. Our networks are able to efficiently support a wide mix of telecommunications traffic and protocols, including telephony, data, digital videoconferencing, virtual private networks (VPNs), private lines, and Internet. Our network is based on the following principles:

  . Scalability. We can expand both transmission capacity and switching capacity rapidly and cost-effectively as traffic volume and capacity demands increase. We install duct systems typically with six ducts. Each duct is capable of holding more than three hundred fibers. Our current deployment uses one duct. The remaining ducts can accommodate additional capacity for our use, or can be sold to or swapped with other telecommunication service providers. As we install our duct system, we also install the access duct to the points of entry of buildings immediately adjacent to the network route to expedite adding new customers.

  . Revenue-driven deployment schedule. Using our disciplined geomarketing design process, we design and deploy our networks to maximize potential revenue generation while minimizing our build-out costs.

  . Reliability. Our networks provide redundancy at multiple levels. The ring structure is designed to provide dual direction routing capability that allows the connection to be completed in the event of network failure. Additionally, our external carrier interconnects have alternative routing capability which should assure access to alternative carriers. We have chosen vendors that we believe provide reliable and quality equipment, such as Nortel, Siemens, Ciena and Cisco.

  . A mix of local access technologies. We employ different technologies as we believe it allows us to: (1) meet customers' changing communication requirements; (2) provide investment-justified rapid expansion of the network coverage; and (3) respond to a wide range of integration requirements among different customer segments. The link between the network and the customer is typically fiber, but may also be copper or wireless transmission. We plan to employ multiple technologies including asynchronous transfer mode (ATM), Ethernet, frame-relay, SDH, wave division multiplexing, packet data or Internet protocol routing. On a case by case basis, we extend the reach and efficiency of our core network rings through alternative methods, such as leased fiber or point-to-point wireless.

  . Protocol transparent and future proof. We are installing transmission equipment that should allow us to converge circuit-switched and data networks, and extend the value of our circuit switches into the future. As these networks effectively merge, traffic can move more economically over data networks, resulting in simplified network management. We are continually reviewing our designs to ensure flexibility and rapid evolution, as we believe that over time voice, data, video, Internet, intranets and extranets will interconnect with our seamless network platform.

Network infrastructure

  . Metropolitan area networks. The core of our network is the fiber loops that we build in selected areas. MANs comprise single or several fiber optic rings that allow customers direct connection within a city or metropolitan area to our network. We construct MANs that have route diversity and a self-healing architecture, allowing for traffic to be re-routed in case of a network outage, which should allow us to provide the highest levels of reliability.

  . Construction and installation. The local access networks consist of fiber deployed in newly constructed ducts and existing ducts. The time necessary to construct a new fiber optic network varies, depending upon factors such as the size of the fiber ring to be installed, whether the construction is underground or aerial, city specific rights-of-way process, whether the conduit is in place or requires construction, and the initial number of buildings targeted for connection to the fiber ring. We install our fiber optic cables in conduits that we own or that we lease from third parties. In certain isolated instances, however, to achieve maximum speed to market, we utilize a "smart-build" strategy and lease fiber trunking capacity from third parties. We also may lease conduit or pole space from utilities, railroads, carriers, provincial highway authorities, local governments and transit authorities. These arrangements are generally for multi-year terms and have renewal options.

  We use a five-step deployment process for each MAN:

     - We determine the preliminary route of the MAN by completing a detailed analysis of demographic, competitive, economic and telecommunications demand characterization of each target city.

     - Our local management and sales teams then conduct a walk-by inspection of the proposed route.

     - We submit requests for rights-of-way and construction permission to the appropriate municipal authorities.

     - Upon approval, we select a local civil construction firm which completes the construction.

     - Nortel, acting as our turnkey network assembler, completes the installation of SDH and data transmission equipment, and preassembles customer premise equipment.

  . Points of presence (POPs) and distribution nodes. POPs are secured interconnection points with other carriers, typically with a minimum of two interconnect POPs per market. We purchase or lease sites, and construct POPs in each market at the location of other carriers, public Internet peering locations and local telehouses. Distribution nodes are located in leased or purchased facilities to house electronic equipment which provide the ability to add and remove voice and data traffic from the fiber backbone destined to a customer or an interconnection point. These nodes are secured, environmentally-controlled, and continuously monitored stand-alone facilities.

  . Switch and Internet data centers. We construct switching centers in most of our markets. Our switching centers are environmentally controlled, secure sites, featuring back-up AC/DC power, emergency back-up battery and power generator, heating, ventilation and air-conditioning systems, redundant communication facilities, fire suppression and direct connection to our high-speed fiber optic city MAN backbone. Our switching centers are continuously monitored by our network operation centers. The purchased or leased facilities are typically sized between 600 square meters and 4,000 square meters. Specific accommodations are made to provide for the provision of co-location and hosting services. Co-location services provide our customers with access and the space to install their own equipment in our POPs. Our co-location centers offer customers a secure location, controlled environment, monitoring and immediate access to high-speed connections to the Internet and our voice switching and data networking equipment. In addition, Internet data centers are being deployed to support our Internet strategy, leveraging our carrier-class switch center facilities. Our switching center assets facilitate the rapid deployment of our Internet data centers.

  . Network operation centers. We have established two network operating centers, in Paris, France, and Munich, Germany, that allow centralized and integrated management of all the equipment deployed in our MANs throughout Europe. These centers continuously monitor performance of all the various pieces of transmission and switching equipment, the operating systems, the performance of customer transmission paths and circuits and customer premises equipment in each of the MANs. The center in France is located at Nanterre, which is near our French and European headquarters in La Defense in Paris. The center in Germany is located in our southern German regional management center in Haar/Munich.

  . SDH and Internet protocol technology. We provide our data, Internet connectivity and voice services over our MANs. Our MANs use European standards-based synchronous digital hierarchy (SDH) transmission technology and Internet protocol to transport information along our fiber optic backbone. Our SDH networks are based on self-healing concentric rings, a technology that routes traffic through an alternative path in the event there is a point of failure. This design results in a highly reliable network which is less susceptible to disruptions in the event of breakage at one point. Our data services architecture is based on the Internet protocol, which is the framework for the evolving network standard routing protocol of choice for packet data networking.

  . Interconnection and service agreements. We enter into interconnection or service agreements with a range of other operators for transmission of traffic outside of the reach of our local loops. We have entered into principal national interconnection agreements with France Telecom and Deutsche Telekom, the incumbent operators in France and Germany, respectively. We also have entered into agreements with other significant national and international carriers, such as MCI WorldCom, Telecom Development, Siris and RSLCom. We are in the process of developing additional physical interconnections with the incumbent public operators, at both their tandem switching centers and the end office/serving wire centers in each of our markets. Similarly, we are interconnecting our networks with Internet backbone operators and public

     Internet peering locations with the intention to form a Tier one Internet traffic aggregation network, connecting France, Germany, the United Kingdom and the U.S.

  . Access agreements and rights-of-way. Our MANs are primarily constructed by digging trenches along rights-of-way by obtaining rights to use the property from local authorities. Where necessary or economically preferable to digging trenches, we also secure other rights-of-way agreements with highway commissions, utilities, political subdivision, subway operators and others. Speed to market is critical in securing rights-of-way because each successive request by a new entrant generally has a reduced probability of being granted.

     We have established and plan to continue to establish relationships with electric and other utility companies in our target markets to obtain rights-of-way access. We intend to use these relationships to maximize the penetration and speed of entry and reduce the cost of deploying our network in our target markets. In Paris, France, we have received approval from the city authorities to lay our fiber in the underground sewer system. This agreement enables us to lay our fiber in a cost-effective manner because it entails minimal excavation of city streets as the system's conduits connect to nearly all buildings in Paris.

     We must secure the rights-of-way from local authorities as we construct our networks over property in the public domain. Certain cities, such as Lyon, Marseille and Paris in France, and Munich, in Germany, have adopted framework agreements that govern access to the public domain roadways and non-roadways such as sewers, subways, tramways, and waterways. We have signed these agreements and have secured the rights-of-way, as necessary, to deploy our network over and under city property, and use city streets, poles and bridges to connect our network. In certain situations, the conduits we use to access buildings already benefit from existing rights-of-way.

  . Building entry license agreements. Before providing services to customers, we must obtain permission from the property owner. We have adopted a collaborative approach with property developers and owners. Generally, they are willing to provide access to their buildings since we are providing enhanced services to the building, which should increase its value. Our agreements typically contain a provision for access by our network to a specified point inside the building, with a renewable right of access regarding inside wiring to the premises of our clients and allow us access on a non-exclusive basis.

  . Technology supplier relationships. In 1999, we entered into an agreement with Nortel Networks to supply us equipment, including SDH, voice and data switching, data routers and customer premise equipment, engineering services, NOC management, inventory management, equipment installation and first level maintenance during the initial start up phase of each market. We selected Nortel Networks to provide the core components of our metropolitan area networks to ensure compatibility across all of our networks. In Germany, we also purchase voice switching equipment from Siemens AG.

Complementary local access technologies

  Although we intend to provide our services over our own fiber optic network in each of our targeted markets, we may use point-to-point wireless technology on a case-by-case basis to complete fiber rings or to provide services to those customers who we may not be able to serve on-net. This complementary strategy provides us with rapid access to buildings and allows us to gain market penetration and take advantage of market opportunities before we have completely constructed our network or to extend the reach of the fiber networks.

  We intend to apply for licenses to provide point-to-multipoint wireless services to supplement our fiber-based network. These licenses for high frequency wireless facilities can be used to provide services that we will use to serve outlying customers to whom it is not economical or technologically feasible to provide fiber cable, to infill our existing network and to serve other areas where customer density or other constraints make installing a fiber network less attractive or economical than providing wireless services. In June 1999, we received from the Autorite de Regulation des Telecommunications (ART) an experimental point-to-multipoint wireless license in Marseille, France. We filed for a permanent point-to-multipoint license for 18 regions in France on January 31, 2000, and, as a result, our experimental authorization in Marseille has been extended through the date that a permanent license is awarded or denied. We expect a decision on the license within approximately six months from January 31, 2000. We do not know the extent of competition for these licenses, and their award will be based on certain objective criteria set forth in the call for tender and, in part, discretionary on the part of the regulatory authority. We may not receive any licenses or licenses for all of the frequencies and locations for which we applied. If we are unable to supplement our network with wireless facilities, we may be unable to serve some areas and customers that will be served by those receiving the licenses.

  In certain cases where existing copper facilities within a customer's premises or a campus business park environment can be used, we also may deploy DSL transmission technology over leased facilities to extend the reach of our local networks. As allowed by regulations, we intend to provide DSL services to an expanded base of customers. DSL offers enhanced performance for small and medium-sized businesses currently accessing the Internet with standard modems or integrated services digital network connections that are too small to economically connect to our fiber optic network. It provides greater speed, reliability and flexibility than standard modem or ISDN connections over copper lines.

High-capacity telecommunications and Internet services

  We offer a wide range of products and services, individually and in bundles.

Basic voice services

  Through our direct connections to customers, our basic fixed wireline voice services cover all outbound calls, including local, national, international and fixed-to-mobile services. We bundle resold long-distance with our local services, and create bundled packages including Internet access. In isolated cases, we may provide indirectly connected voice services available to off-net customers, to allow them to access our long-distance services using a prefix code. Our basic voice services also include calling features, such as call forwarding, call waiting, speed dialing and call line identification. While the growth rate basic voice services is lower than other telecommunications segments, they currently represent the largest segment of telecommunications services in France and Germany.

Enhanced voice service portfolio

  We plan to provide:

  . Virtual private network. VPN utilizes the facilities of a public network but operates as a closed user group, to provide customers with multiple locations the convenience of a private network with the scope and scale of a public network.

  . Unified messaging. Unified messaging allows customers to access fax-mail, voice-mail and e-mail from any location, including the Internet.

  . Personal numbering services. Personal numbering services provide customers with flexibility in directing the location of incoming calls. Customers will receive a number from our number series and calls to this number will be directed by our network to a pre-programmed mobile phone, fixed line or international number.

  . Teleconferencing. Teleconferencing allows three or more parties to be connected and hold a telephone discussion. We may also provide visual presentation, recording and subconferencing.

Data services

  Our MANs allow customers to utilize our high-capacity technology to deliver their data traffic to end-users and carriers at substantially lower costs and higher reliability than the incumbent operators.

  . Dedicated access leased lines. Our local dedicated access and private line services are available for data connections over our own MANs at transmission speeds from 64 kbps to beyond multiples of 2 gigabytes per second on lines ranging from ISDN lines to Stm-16 circuits. We will offer LAN to LAN services and will also consider specific requests for building private or closed-user group networks from private and government authorities.

  . Internet protocol services. We expect to provide a variety of Internet, intranet, and extranet services utilizing Internet protocol (IP). We also plan to include a range of flexible high-capacity Internet protocol-based services, which will allow customers with uneven data transmissions capacity needs to pay for transmission on an as-used basis. In such cases, our customers will be charged only for the excess capacity used beyond their monthly flat-rate capacity. We plan to interconnect our IP services with a variety of peering and transit relationships, including aggregating Internet traffic in a Tier one level backbone between France, Germany, the United Kingdom and the U.S.

  . Asynchronous transfer mode (Atm) services. Atm is a recently commercialized technology which allows customers with requirements to move large amounts of data between locations quickly and reliably. We expect to introduce Atm services for muli-site customers, LAN to LAN interconnection, and high-speed Internet access for Internet service providers.

  . DSL. We are developing plans to provide digital subscriber line services, as regulations allow. DSL technology sends high-speed digital signals over a customer's existing copper telephone wires through special modems installed in the customer's premises and the telephone network. We plan to provide DSL to new targeted market segments, generally businesses with less than 35 employees and heavy-user residences.

Internet services

  In addition to pursuing the retail and carrier markets, we are developing Internet-related services. We have acquired two Internet service providers to further our Internet strategy. In March 1999, our French operating company acquired all of the outstanding stock of Acces et Solutions Internet S.A.R.L., an Internet service provider based in Lyon. Our operating company in the United Kingdom acquired all of the outstanding stock of iPcenta (formerly known as Web International Networks Limited), an Internet service provider based in London, in June 1999. We intend to leverage our facilities and operating presence in our markets across France and Germany to facilitate the rapid roll-out of Internet-related services. To accelerate the launch of these services, we have established a separate dedicated Internet division.

  To implement our Internet strategy, we intend to accelerate the upgrade of each of our switch centers in France and Germany to create Internet data centers, including large centers in Paris and Munich (SuperPOPs), and smaller centers in the regional switch centers (MetroPOPs) and, subject to obtaining a waiver from our banks under our credit facility, we intend to install a center in London. We provide space in our switch centers for other carriers and Internet-related providers to locate their equipment. We intend to provide carrier-class quality reliability, powering and security. We intend to progressively provide a range of Internet services through these IDCs, including:

  . Dedicated access. We offer dedicated Internet access at a variety of speeds.

  . Co-location and complex hosting. We offer secure space for customers to locate their Internet equipment, and plan on offering on our own computer servers, a package of services to provide customers with turnkey Internet solutions.

  . Termination service. We plan on offering Internet service providers co-locating in our facility a share of any termination revenue paid by other carriers for incoming calls.

  . Server support. We plan on providing services to support on ongoing maintenance and management of customer's servers.

  . Operating system support and other professional services. We plan on providing value-added services to support customers in the provision of their operating software and other technical professional services.

  . Packaged content. We intend to aggregate packages of bundled content to enable our customers to efficiently access valuable web sites and web-based information.

  . Application services. We plan to provide a host of applications, on a shared basis, for our customers to access certain applications, designed for targeted segments.

  We believe there is significant customer demand among Internet service providers, Internet protocol-based carriers and corporate customers for these services in all of our targeted cities. We intend to roll-out these services in geographic and vertical phases. We plan to have Cisco Systemstm , Microsofttm and UNIX accredited staff on site at these IDCs, 24 hours a day, seven days a week. Our staff will be available to customers on a call-up basis as a function of service level agreements.

Customer segments

  We target three principal customer segments with a variety of existing and planned services. We provide high-quality communications solutions for our customers, based upon their internal and external communications needs, who are:

  . Small-and medium-sized business, government and institutional end-users. Businesses with an average of 35 employees up to 1,000 employees, local governmental entities and institutions such as hospitals and educational establishments.

  . Internet-related providers. Major Internet service providers and other Internet-related companies.

  . Other telecommunications carriers. Long-distance and international carriers and resellers.



Our products and services include:

Customer Segment                                             Products and Services
-----------------------------------------------------------------------------------------------------------------
Business, government and
institutional end-users                          Voice--local and long-distance:         Inbound
                                                                                         Outbound
                                                 Internet access:                        Single vendor router
                                                                                         Multi vendor router*
                                                 Dedicated circuit:  Intra-city
                                                                                         Inter-city*
                                                 Internet services:                      Low-end complex hosting
                                                                                         e-commerce portal
                                                                                         Domain name registration
                                                                                         Consulting
                                                                                         OS and server support*
                                                                                         Application support*
                                                 MAN:  Case by case
                                                 LAN to LAN*

-----------------------------------------------------------------------------------------------------------------
Carriers                                           Dedicated circuits
                                                   High-end complex hosting and co-location
                                                   Call-termination*
-----------------------------------------------------------------------------------------------------------------
Internet-related providers                         Inbound call termination:                    Basic
                                                                                                Improved*
                                                   Dedicated circuits
                                                   High-end complex hosting and co-location
                                                   OS and server support*
                                                   Applications support*
-----------------------------------------------------------------------------------------------------------------

* Development stage

  We believe that telecommunications users broadly will benefit from the suite of services we offer, which is an alternative, high-quality and facilities-based source for a comprehensive range of telecommunications services. We believe there is a market demand for vendor diversity as businesses seek competitive pricing, flexible and responsive service, greater reliability and security and, generally, greater bargaining power.

  We have chosen to focus on business end-users, Internet-related providers, and carriers given our belief that:

  . These segments represent the most profitable portion of the telecommunications market based on their higher usage volumes, high-growth, lack of competitive alternatives and more sophisticated requirements;

  . These segments are capital-efficient to serve, given their concentration within any particular target area; and

  . These segments generally are more receptive to exploring high-quality alternatives to the incumbent carriers.

Business end-users

  Small- and medium-sized businesses are of particular focus to us, given our belief that these companies are less likely to currently benefit, via their existing suppliers, from the price competition and product and service responsiveness that we offer them. We believe such competition is currently focused in the long-distance rather than the local market and for the benefit of multi-national companies rather than small- and medium-sized enterprises. Additionally, we believe that, given the limited number of operators vying for share in the local sector, margins in these sectors will be higher. Further, small- and medium-sized businesses have a particular focus on local services, as local calling constitutes a greater percentage of traffic than of multi-nationals customers.

Government end-users

  We have identified local government authorities as important potential customers in view of their need to obtain advanced technology in linking up all of their municipal offices at competitive prices. Local government authorities, such as social security administrations and tax authorities, depend heavily on local networks to provide their services.

Carriers

  As countries in Europe have begun to liberalize their telecommunications markets, there has been steep growth in the number of pan-European international carriers. Generally, these carriers focus on building international and intercity facilities, while leasing wholesale local circuits from local providers. Historically, in the U.S., this carrier demand for local access was the prime driver for the development of alternative local carriers. We provide carriers with dedicated circuits and co-location services on a wholesale basis.

  In addition, we believe we will be able to terminate French and German in-bound international calls for foreign telecommunications service providers through our interconnections with these carriers. We are also currently in negotiations with operators to terminate their regional and local call traffic into Germany and France.

Internet-related providers

  We believe that the dramatic increase in Internet usage will result in the commensurate growth in Internet-related companies, in access, content provision, e-commerce, advertising, and numerous other segments. These customers have specific sets of needs that we believe we will be able to satisfy. We are developing suites of services to support their requirements, primarily in high-capacity access and value-added services.

Sales, marketing and distribution

Customer acquisition strategy

  We believe that one of our competitive advantages is based on professional direct sales and customer care programs. As a result, to address the retail business end-user segment, our sales force is structured principally on a city-by-city basis.

  We believe that experienced, local sales personnel provide us with:

  .  useful knowledge of local dynamics and the target customer base;

  . established contacts and relationships in the local market, enabling them to pre-sell our products and services prior to our initiating network operation in that market;

  . insight that will allow us to tailor our product and service offerings to specific local customer needs; and

  . enhanced commitment to each market which may facilitate more rapid access to rights-of-way for network construction and direct targeting of customer specific needs.

  Initially, we concentrate our sales and marketing effort on larger customers. Once we secure these customers' business, we direct our sales and marketing activities to focus on capturing smaller customers. As networks are deployed in additional cities, we will expand our focus on national and pan-European customers. To this end, we have already developed national sales and service functions in both France and Germany, which operate alongside the local sales and service functions and which currently sell to the carrier and Internet provider customer segments.

  As of January 31, 2000, we had 121 employees in sales and marketing, representing nearly 37% of our operating employees. Our salespeople come from two primary sources, either directly from other telecom providers or from related industries. As of February 25, 2000, we had 315 orders for 118,549 line equivalents of capacity, of which 137 services were installed and the remainder were pending installation.

Marketing communications

  We believe that a key to effectively implementing our business plan is to create an "umbrella" pan-European identity under the CompleTel trade name. While we believe that name recognition is important to our success and that our brand awareness will become an increasingly important tool, we do not use mass-media to develop brand awareness due to significant cost inefficiencies. Consistent with our focused on-net strategy, we use a targeted marketing approach for on-net prospects, within 500 meters of our network backbone, primarily driven by telemarketing and direct mail activities. We supplement these targeted communications with periodic press communications and event marketing.

Pricing

  Pricing is one of our ways to differentiate ourselves from the incumbent operators and to attract customers, although it is only one of our differentiators alongside consistent, reliable, quality, customer care and superior product range. We plan generally to price our services to our customers at a discount to the incumbent operator, offering combined services discounts to incent customers to buy a portfolio of services, designed to maximize global usage and revenue per customer. The wholesale rates charged to other carriers and Internet-related providers are generally set at the market price or slightly below the market price of the leading facilities-based carriers but we do not anticipate offering a major discount compared to any alternative carrier. On a promotional basis, we may provide discounted installation to facilitate customer migration from the incumbent carriers.

Customer service

  Our goal is to maintain an advantage over our competitors in our target markets by providing superior customer service and care. We believe that providing a high level of customer service is a key element to establishing customer loyalty and attracting new customers. We have dedicated customer service representatives who initiate contact with our customers on a routine basis to ensure customer satisfaction.

  We also believe that technology plays an important role in customer satisfaction. Advanced technological equipment is crucial to enabling the provision of high quality of service to our customers. We have installed sophisticated status-monitoring and diagnostic equipment at our network operations centers allowing us to identify and remedy network problems before they affect customers.

  Our customer care function includes:

  . on-line customer care personnel available 24 hours a day, seven days a week;

  . an integrated data base management system that can immediately access all of a customer's data and allow us to quickly respond to customer inquiries;

  . an integrated billing system capable of being customized for all of our services;

  . the availability of on-line service ordering, order status viewing, billing inquiries and other services to allow customers to manage their services;

  .  access to technical support to resolve problems;

  .  escalation processes to deal with customer concerns;

  . personal relationships with customers based on local and dedicated customer care staff; and

  . a local designated sales account executive to grow and support the customer relationship.

  We offer high-quality, responsive, personalized and customizable services. To our business end-user customers, our customer care is provided on a local basis rather than a national basis to develop customer relationships at the city level and develop responsibility and accountability at the local level. Our local structure is supported by our centralized operations centers in France and Germany, including service provisioning, network supervision and after-hours customer care.

Management information and billing systems

  All of management information systems are centralized in our European Data Center (EDC) located in Paris, France. We believe the importance of implementing a scalable and highly flexible platform of applications with track-records in the European and/or U.S. competitive local exchange market is an important criteria in selecting and integrating a comprehensive management information system. Using consulting firms specializing in information technology and telecommunications, we have assembled, integrated and implemented a system to smoothly and effectively coordinate our key business processes:

  .  prospecting, lead-generation and customer acquisition;
  .  order flow and service provisioning;
  .  network planning and design;
  .  customer care, billing and collection;
  .  account management;
  . network management and maintenance; and . business financial systems.

  The core of our management information system is anchored in applications supplied by Kenan, a subsidiary of Lucent Technologies, TCSI, Oracle, Nortel Networks and Siemens. All of the applications are operated from our computing center in the European Data Center with localized interfaces, local language and business processes, for each market and country. We also have incorporated a data warehouse within our European Data Center to allow our sales force to monitor customer line usage on a daily basis and detect changes in customer behavior and usage, which allows us to be proactive and identify better product offerings for particular customers.

Competition

Overview

  Competition for the provision of local telecommunications services in Europe is still in the early stages of development. The markets for public, switched telecommunications services in France, Germany and many of the other Western European countries were closed to competition until January 1, 1998. Therefore, legislators, regulators and courts in those countries have limited experience in regulating a pro-competitive telecommunications sector. Historically, no entity other than the incumbent public telecommunications operators had the right to provide public telephone service or networks in those countries.

  Currently, the European Union is actively seeking to stimulate competition among telecommunications providers. European member states are required to end restrictions on the entry of new telecommunications operators and adopt standardized regulations intended to promote competition. We believe that the ongoing liberalization of the European Union telecommunications market will cause more local exchange carriers, including pan-European carriers, to enter the market. Under the new regulatory structure, existing public telecommunications operators may compete in local exchange services markets outside of their home countries, either alone or through existing joint ventures, subject to restrictions on market concentration and anti-competitive mergers and acquisitions.

  In today's regulatory environment, we will compete with both incumbent public telecommunications operators, like France Telecom and Deutsche Telekom, and other local exchange carriers in each market we enter. Based on their historically exclusive market positions, incumbent public telecommunications operators generally have several competitive advantages over new competitors, including:

  .  expansive economic and human resources;
  .  close ties to local and national regulatory authorities;
  .  ubiquitous local and long-distance distribution facilities;
  .  existing rights-of-way;
  . control of or access to telephone numbers; and . control over local telecommunications connectivity.

  We believe that the principal competitive factors affecting our business will be:

  .  price;

  .  customer service;
  .  network quality;
  .  accurate billing; and
  .  variety of services.

  Our ability to compete effectively will depend upon our ability to maintain high-quality services at competitive prices. Because France, Germany and most of our intended Western European markets, other than the United Kingdom, have only recently liberalized or still are in the process of liberalizing the provision of voice telephony, our target customers in most of these markets are not accustomed to obtaining services from competitors to the incumbent public telecommunications operators and may be reluctant initially to use emerging telecommunications providers.

Incumbent carriers

  We expect that our principal competitors will be the incumbent public telecommunications operators in the markets which we serve:

  .  France Telecom in France, and
  .  Deutsche Telekom in Germany.

  Each market presents a different competitive landscape. In France, France Telecom has invested heavily in upgrading its network and enjoys relatively high approval ratings from its customers. In Germany, we believe that attractive opportunities exist to invest in the development of local exchange infrastructure to provide enhanced services that have not been aggressively pursued by Deutsche Telekom or by other new entrants.

Alternative providers

  We will face competition in France from operators of fiber networks such as MCI WorldCom, COLT and Cegetel, a consortium of Vivendi and British Telecom. We believe that we can effectively compete in France because most current competitors seeking to gain market share from France Telecom are focusing on long-distance service instead of local exchange service and have concentrated their efforts on the competitive high-volume areas in and around Paris, such as the business district of La Defense. In Germany, we face competition from a number of companies, including national carriers such as COLT, VIAG Telekom and ARCOR, along with city utility carriers. Additionally, we face competition from numerous resellers of long-distance and in isolated areas, competition from cable television operators.

  We are deploying our networks in recently liberalized Western European markets and are operating in a fast changing and competitive industry. In the future we expect that we will need to effectively compete against an increasing number of telecommunications service providers who may enter our targeted markets, including among others, a number of publicly traded, European-based providers, such as Jazztel, Versatel and Thus. We believe that we may encounter increasing competition from these companies. We cannot assure you that we will be able to effectively compete with the larger, established telecommunications providers and the other operators in our markets.

Regulation

Overview

  National and local laws and regulations governing the provision of telecommunications services differ significantly among the countries in which we intend to operate. The interpretation and enforcement of such laws and regulations vary and could limit our ability to provide various telecommunications services in different markets. In addition to licenses in France, Germany and the United Kingdom, we also have obtained a license under
Section 214 of the U.S. Communications Act that permits us to terminate calls in the U.S. that originated on our European networks and to transport traffic originating in the U.S. to our networks or through one of our interconnections.

  Deregulation of telecommunications is a relatively new phenomenon in Europe and there is little history to guide competitive entrants. Relationships between European Union member governments and the European Union's central agencies are evolving. The degree to which the European Union telecommunications market will be subject to national or European Union control remains to be seen. Other than the United Kingdom, there is little history in Western Europe to provide guidance to competitive entrants concerning the independence of newly-created regulatory bodies to demonstrate how vigorously or efficiently such bodies will adopt and enforce regulations or rules. Regulatory, judicial, legislative or political considerations may prevent us from offering our services to residents of Western European countries and may adversely affect our business.

European Union

  The European Union consists of the following member states: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom. Other countries are applying for membership as more of Europe adopts the trend to liberalization. The European Union member states are required to implement Directives issued by the European Commission and the European Council by passing national legislation. If a European Union member state fails to effect such directives with national or other appropriate legislation or fails to render the provisions of such directives effective within its territory, the European Commission may take action against the European Union member state to enforce the Directives, including proceedings before the European Court of Justice. Private parties may also bring actions against European Union member states for failures to implement such legislation.

  The European Commission and the European Council have issued a number of key directives establishing basic principles for the liberalization of the European Union telecommunications market. One of the European Union's objectives is to create a free and open market for telecommunications. Although the European Union set January 1, 1998 as the deadline for mandatory liberalization of the provision of voice telephony services throughout the European Union, each European Union Member State had to enact its own laws to implement the European Union's mandate through its own processes. Not every European Union Member State has enacted laws that implement the directives within the time frame set by the European Union or in a way that complies or will comply with the intent and spirit of the directives. Further, there can be no assurance that all European Union Member States will enact laws which fully comply with the intent and spirit of the directives. Greece, Portugal, Ireland, Spain and Luxembourg have been granted additional implementation periods. Each Member State is required to make the minimum changes necessary to comply with the European Union Directives, but the actual method or form of implementation of European Union directives varies from country to country. Also, the European Commission has initiated legal action against Belgium, Denmark, Germany, Greece, Italy, Luxembourg and Portugal for not implementing the directive on full voice telephony competition adequately.

  In 1990, the "Services Directive" required Member States to abolish all exclusive and special rights for the provision of all telecommunication services other than for public switched voice telephone service and public telecommunications networks. Since that first phase of activity, further legislative initiatives have been designed to provide full liberalization of the telecommunications sector, including notably the adoption of:

  . The revised Open Network Provision Directive, which Member States were required to implement by June 30, 1998, aims to ensure the availability of quality public telephone services and to define the services to which all users should have access in the context of universal service at an affordable price.

  . The Full Competition Directive, which required Member States to abolish exclusive and special rights for the provision of public voice telephone services and to allow the provision of public telecommunications networks by January 1, 1998. The Full Competition Directive also abolished special and exclusive rights regarding the self-provision of infrastructure, the use of infrastructure operated by third parties and the use of shared infrastructure for the provision of services other than public voice telephony.

  . The Licensing Directive, which established a common framework for general authorizations and individual licenses in the field of telecommunication services. The Licensing Directive is intended to allow telecommunications operators to benefit from an European Union-wide market for telecommunications and establish a common framework for national authorization regimes and seeks to facilitate cross-border networks and services.

  . The Interconnection Directive, which mandates that each Member State ensure that the historical public telecommunications operators and operators with significant market power:

  . provide interconnection to other operators under terms and conditions that are cost-oriented, non-discriminatory, objective and transparent;

  . publish by July 1, 1997, their "unbundled" interconnection terms and conditions;

  . negotiate access agreements and specific terms of interconnection, subject to the intervention of the member state's regulatory authority in case of a breakdown in the negotiations; and

  .  adopt transparent accounting methods for each cost component.

  Member States are also required to adopt a quick, cheap and effective procedure to solve interconnection disputes in order to prevent the historical operator from maintaining its dominant position through litigation and other delaying tactics. The Interconnection Directive is expected to be amended to provide for carrier pre-selection in the fixed market, enabling subscribers to choose an alternative carrier to convey their long-distance calls, with the possibility of overriding their choice on a call-by-call basis. In addition, the Interconnection Directive requires number portability in the fixed and mobile markets, enabling subscribers, while remaining at a specific location, to retain their telephone number despite switching network operators. Number portability for all subscribers on public fixed networks was required by January 1, 2000. Carrier pre-selection was required for public fixed networks by January 1, 2000, by operators with significant market power. Member States may also decide to apply this requirement to other operators, as has been the case in the United Kingdom.

France

  In July 1996, France enacted legislation amending the French Code des Postes et Telecommunications, abolishing France Telecom's legal monopoly and providing for the immediate liberalization of all telecommunications activities in France, but maintaining a partial exception for the provision of voice telephony to the public on fixed wireline. Such voice telephony was fully liberalized "including carrier pre-selection" on January 1, 1998. French law allows market participants to build and operate public voice telecommunications networks or offer services following receipt of the required license. Interconnection is available as a matter of right to all licensed operators.

  Licenses are granted by the Secretaire d'Etat a l'Industrie, the "Telecommunications Ministry", in charge of telecommunications upon recommendation of ART, an independent regulatory authority. ART has broad rule-making and adjudicatory powers and is administratively independent from the Telecommunications Ministry. Among other things, ART has the power to approve interconnection rates of operators deemed dominant in the market place, arbitrate interconnection disputes and to exercise oversight powers and punish regulatory infractions through suspensions or revocations of licenses or through fines based on a percentage of the violator's revenues.

  On December 13, 1998, the Minister of Telecommunications, pursuant to ART's recommendation, awarded our French operating subsidiary a fixed wireline license and a service license for network deployment in four regions and six cities and the provision of services in four regions and six departments in France that we intend to serve. The term of these licenses is 15 years from December 13, 1998. Under French law, these licenses entitle us, among other things, to obtain rights-of-way to establish network infrastructure along public roads, to obtain easements on private property and to obtain certain rights on public domain property other than roads. We have not yet obtained a license for our planned development in Amiens.

  We also received a point-to-multipoint wireless authorization for our planned local loop in Marseille in June 1999. Point-to-multipoint authorizations are currently available in France only on a limited and experimental basis. We filed for a permanent point-to-multipoint license on January 31, 2000 and, as a result, our experimental authorization has been extended until a decision is made to award or deny our application for permanent license. We expect that the decision to grant the license will be made within six months of January 31, 2000.

  On December 18, 1998, we entered into an interconnection agreement with France Telecom. France is one of the European Union Member states that differentiates between interconnection for public telecommunications network operators and for voice telephony service providers. The published interconnection tariffs of France Telecom, which are approved annually by ART, provide substantially more favorable interconnection terms for public telecommunications network operators than for voice telephony service providers that use third-party operators' transmission facilities.

  As a public network operator and service provider in France and pursuant to our license, we must provide, among other things, non-discriminatory treatment of customers and we must accept reasonable requests for interconnection from other operators of networks open to the public and from voice telephony and mobile telephony providers. In addition, we are required to notify ART of interconnection agreements and to make contributions to finance universal service by paying supplementary charges for interconnection to France Telecom, as well as making payments to a universal service fund based on our volume of activity. The amounts of universal service contributions are set annually by the French Telecommunications Ministry as proposed by ART. In addition, we are required to spend 5% of our net capital investments and property equipment expenditures in the preceding fiscal year to support research and development in France.

  In France, unbundling of the local loop is an issue which has still to be settled. In April 1999, ART started a public consultation on the issue of unbundling the local loop and requested comment on five possible options: access to the copper wires; access to a permanent virtual circuit; access to capacity; resale of local traffic; and resale of subscriptions. The results of the comment period were published in October 1999. Although the issue has not been settled as of the date of this prospectus, ART could request that unbundling solutions be rapidly implemented concerning access to France Telecom's ADSL lines.

Germany

  The German Telecommunications Act of July 25, 1996, ended the legal monopoly of Deutsche Telekom AG for the provision of voice telephony and public telecommunications networks, and immediately liberalized all telecommunications activities in Germany, but postponed effective liberalization of voice telephony until January 1, 1998. Since January 1, 1998 the German telecommunications market has been completely open to competition and a new regulatory authority, the Regulierungsbehorde fur Telekommunikation und Post (RegTP), has been installed.

  Under the German regulatory scheme, RegTP grants licenses in four license classes. A license is required for operation of transmission lines that extend beyond the limits of a property and that are used to provide telecommunications services for the general public. This infrastructure license is divided into 3 classes: mobile radio license (class 1); satellite license (class 2); and general infrastructure license, covering all telecommunications services for the public which are not covered by the mobile radio license or satellite license (class 3). In addition to the infrastructure licenses, a license is required for operation of voice telephony services based on self-operated telecommunications networks (class 4). A class 4 license does not include the right to operate transmission lines and a class 3 license does not include the right to provide voice telephony services. Licensees under class 1, 2 and 3 have the right to install transmission lines on, in and above public trafficways such as public roads, squares, bridges and public waterways without payment; however, when installing transmission lines permission must be obtained from the relevant authorities. In general, this permission cannot be refused.

  In March of 1999, our German operating subsidiary, CompleTel GmbH was granted, class 3 and class 4 licenses for three markets in Germany, including our initial target market, which were subsequently amended as of July 1999 and as of January 2000, to include among others, our additional markets. The licenses are of unlimited duration. We have not yet obtained licenses for our planned development in Hamburg, Mannheim and Stuttgart.

  We entered into an interconnect agreement with Deutsche Telekom in May 1999, which was amended in December 1999 and in January 2000. A company that operates a public telecommunications network has the right to receive favorable interconnection rates from Deutsche Telekom, the former incumbent public telecommunications operator. Deutsche Telekom filed a request with RegTP to offer more favorable interconnection rates to competitors that maintain a higher number of interconnection points with Deutsche Telekom's network and less favorable interconnection rates to competitors that maintain a smaller number of interconnection points which would have effected the operation of smaller networks in terms of interconnection pricing. For the time being, RegTP has rejected the request. A telecommunications provider that does not agree with the offered rates or is refused interconnection by Deutsche Telekom can take the case to RegTP who may order interconnection at specific rates. To date, interconnection has been the source of major dispute between Deutsche Telekom and its competitors. Several complaints currently pending before RegTP and German courts concern the content of the standard interconnection offer of Deutsche Telekom. Although RegTP has established standard interconnection rates, Deutsche Telekom and some of its major competitors have been unable to reach agreement on other aspects of interconnection such as rates for unbundled local loops. Rates for unbundled access to the customer line have been considered and rates have been set by RegTP which Deutsche Telekom's competitors generally regard as too high and anti-competitive. Other pending disputes concern the costs of billing services provided by Deutsche Telekom to other carriers and rates for direct access to the end-user lines of Deutsche Telekom.

United Kingdom

  The Telecommunications Act of 1984 provides a licensing and regulatory framework for the telecommunications activities in the United Kingdom. The Secretary of State for Trade and Industry at the Department of Trade and Industry (DTI), is responsible for granting licenses and for overseeing telecommunications policy, while the Director General of Telecommunications, the "Director General", is responsible for enforcing the terms of such licenses.

  Individual licenses are granted for the construction and operation of public networks, and class (or general) licenses are granted for systems comprising equipment at a single site, self-provided non-public networks, or limited public networks. On January 11, 1999, the DTI granted our operating subsidiary in the United Kingdom, CompleTel UK Limited, an individual license to operate fixed public telecommunications systems of any kind in the United Kingdom (a PTO license). The PTO license will also license the operation of international facilities. We currently do not plan to operate under the PTO license but we have been advised that this does not constitute ground, which by itself, would result in a right to revoke the PTO license. To provide international services in the United Kingdom, we have also obtained an International Simple Voice Resale License. To provide international facilities, we do not need a separate license as under the terms of a bill presently before Parliament the PTO license also will license the operation of international facilities. However, we also plan to provide some services under the Telecommunications Services License, a class license that allows us to provide a number of services other than those requiring individual licenses.

  These licenses impose certain requirements on us, including but not limited to the requirements that we provide end-users and other network operators with reasonable and non-discriminatory access to our system. Licenses may also limit the type of services that may be operated over the license system and the way in which these can be provided in order to facilitate the open competitive environment.

  The focus of deregulation in the United Kingdom has been to encourage new entrants to build competitive networks. Until recently, only network providers had the right to require interconnection with British Telecommunications plc ("BT") above the level of the network termination point and to obtain favorable wholesale interconnection rates. A recent interconnection regulation allows several other categories of operators and service providers to obtain interconnection on favorable terms from BT and other operators designated as having market power in a defined market. CompleTel UK Limited has provisionally been granted favorable interconnection terms, but this right will lapse and a further application for favorable terms will be required if it does not commence operations under its PTO license in the first half of 2000. All interconnecting operators within the designated categories are required to offer interconnection to similarly situated operators and providers. At present, competitors to BT generally cannot obtain unbundled access to the local loops, but this is subject to review and consultation which is likely to result in mandatory unbundling by BT. In this way, network providers have historically been favored over services providers.

  The regulatory authorities in the United Kingdom are in the process of revising the regulatory framework to meet the detailed requirements of the various European Union telecommunications directives. Initially, we expect these changes to enhance the competitive position of resellers and other service providers by lowering their costs of access to the BT network. The telecommunications regulator, Oftel, oversees competition in the telecommunications market. Number portability must be provided by public telecommunications operators at the request of other operators. From January 1, 2000, operators will be required to offer number portability at the customer's request for a nominal charge. Also, carrier preselection over BT's network will be required for national or international calls by late 2000, and for all local, national and international calls as of 2001.

Employees

  As of January 31, 2000, we had 410 employees. We believe that our future success will depend on our ability to attract and retain highly skilled, qualified and experienced employees. Our employees are not covered by any collective bargaining agreement. We believe that we enjoy good relationships with our employees.



Item 2.  Properties

  Our European headquarters are located in Paris, France. We also have sales offices in each of our markets. Our sales offices, switch and IDC sites, as well as our operations and service centers, are located in leased facilities. We are in the process of purchasing our facilities in Toulouse, France.

  Our material properties currently under lease include our switch sites, as follows:

Location                           Size (sq. meters)  Lease Expiration Date
---------------------------------  -----------------  ---------------------

               France:
                 Grenoble                       637   July 2011
                 Marseille                    1,789   February 2011
                 Nanterre/Paris               2,638   November 2010
                 Lille                          684   May 2011
                 Lyon                           734   October 2010
                 Nice                           625   November 2011
                 Toulouse                       640   Own facilities

               Germany:
                 Essen                        3,028   September 2004
                 Berlin                       2,795   November 2009
                 Munich                       3,958   July 2004
                 Nuremberg                    1,800   December 2004

  We believe that our leased facilities are adequate to meet our current needs and that additional facilities are currently available to meet our development and expansion needs in existing and projected target markets.

Item 3.  Legal Proceedings

  We are not party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

    The following matters were submitted to a vote of security holders during the quarter ended December 31, 1999:

     By written consent, effective December 10, 1999, the sole shareholder authorized the adoption of the CompleTel Europe N.V. 2000 Stock Option Plan reserving a maximum of 2,634,175 (which amount gives effect to the five-for-one split effected subsequent to December 31, 1999) shares.

     By written consent, effective December 10, 1999, the sole shareholder authorized the issuance of 1,241,190 ordinary shares (which number gives effect to the five-for-one split) for cash contribution from the Shareholder of approximately $2.1 million.

     By written consent, effective December 23, 1999, the sole shareholder authorized (i) the entering into by CompleTel Europe N.V. of a (Euro)265 million credit agreement with Goldman Sachs International and Paribas as Co-arrangers and (ii) the execution of all other documents envisaged by the credit agreement.

     By written consent, effect December 30, 1999, the sole shareholder authorized the method of determining the exercise price of options granted under the Completel Europe N.V. 2000 Stock Option Plan.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  We have applied to list the ordinary shares approved for quotation on the Nasdaq National Market under the symbol "CLTL" and we have applied to have the ordinary shares approved for listing on the Premier Marche of the ParisBourse under the symbol "CTL." We expect that trading will begin on March 28, 2000, at the time of our initial public offering.

Item 6.  Selected Financial Data

  The following selected consolidated financial data have been derived from the audited consolidated financial statements included elsewhere in this report which have been prepared in accordance with accounting principles generally accepted in the U.S. The selected consolidated financial data set forth below are qualified by reference to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto and also with Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                Commencement
                                                                                                of Operations
                                                                                              (January 8, 1998)
                                                                           Year Ended                to
                                                                       December 31, 1999      December 31, 1998
                                                                      --------------------  ---------------------
                                                                       (In thousands, except per share amounts)
Statement of operations data:
Revenues............................................................          $     2,985            $        --
Network costs.......................................................                2,407                     --
Selling, general and administrative expenses........................               32,282                  4,552
Management fees to affiliate........................................                6,464                  2,963
Depreciation and amortization.......................................                4,489                     46
                                                                              -----------            -----------
Operating loss......................................................              (42,657)                (7,561)
Other expense, net..................................................               (9,299)                    --
                                                                              -----------            -----------
Net loss............................................................          $   (51,956)           $    (7,561)
                                                                              ===========            ===========
Basic and diluted loss per share....................................                $(.52)                 $(.31)
                                                                              ===========            ===========
Weighted average number of ordinary shares outstanding..............           99,056,060             24,444,820
                                                                              ===========            ===========

                                                                             As of                 As of
                                                                       December 31, 1999     December 31, 1998
                                                                      -------------------   --------------------
                                                                                    (in thousands)
Balance sheet data:
Cash and cash equivalents...........................................          $    57,349            $     1,718
Property and equipment, net.........................................          $    92,374            $     3,371
Total assets........................................................          $   177,339            $     7,870
Long term debt......................................................          $    79,922            $        --
Total shareholder's equity (deficit)................................          $    43,614            $    (6,012)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  You should read the following discussion and analysis in conjunction with the "Selected Consolidated Financial Data" and our audited consolidated financial statements and the related notes thereto which are included elsewhere in this prospectus. Such "Selected Consolidated Financial Data" and the audited consolidated financial statements have been prepared using accounting principles generally accepted in the U.S. We review the financial position of CompleTel Europe N.V. and its subsidiaries as if they had been formed and were a consolidated entity since January 1998.

  The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include statements concerning our plans, objectives and future economic prospects, expectations, beliefs, anticipated events or trends and similar expressions about matters that are not historical facts. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include our ability to continually adapt to technological change, our ability to obtain necessary equipment, the successful deployment of our networks and our ability to develop wireless transmission systems. They also include our ability to manage the rapid expansion of our business. These forward-looking statements apply only as of the time of this report and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based.


Introduction

  We are a rapidly growing CLEC operating in France and Germany. We offer traditional fixed wireline retail business telecommunications services to our directly connected on-net customers and sell wholesale services to other carriers. We also have established an Internet division to offer a full range of Internet-related services through Internet data centers we are establishing in France, Germany and the United Kingdom.

  CompleTel Europe was incorporated in December 1998, and through a series of transactions in January 1999, became the holding company for our European telecommunications businesses which commenced in January 1998, when CompleTel LLC was formed. We accounted for these transactions as a reorganization of entities under common control, similar to a pooling of interests. Accordingly, our historical results of operations are presented as if we had been legally formed on January 8, 1998 and had performed all CLEC related development activities in Western Europe since CompleTel LLC's inception.

  We currently report all of our historical financial results in U.S. dollars as our functional currency. We have adopted the euro as our functional currency effective January 1, 2000, as the principal economic environment in which we earn revenue and incur expenses has become significantly tied to euro currency environments, such as France and Germany.

Significant milestones

  . Between May 1998 and January 1999, Madison Dearborn Partners, Inc. and LPL Investment Group Inc., our founders, other directors and other individual investors, contributed a total of $65.8 million to CompleTel LLC for our initial financing.

  . In December 1998, we were awarded licenses to operate telecommunications facilities and provide services in selected regions in France.

  . In February 1999, we closed a units offering in which we issued senior discount notes and CompleTel Holdings LLC issued class B interests representing a 7% ownership interest in our then outstanding share capital. Net proceeds to us totaled $72.6 million.

  . In March 1999, we were awarded licenses to operate telecommunications facilities and provide services in selected regions in Germany.

  . In March 1999, we acquired all of the outstanding capital stock of Acces et Solutions Internet S.A.R.L., a Lyon-based Internet service provider for $2.1 million in cash.

  . In April 1999, we received a $90 million credit facility commitment from Paribas and Nortel Networks.

  . In June 1999, we launched commercial services in France and obtained an experimental authorization for point-to-multipoint in Marseille.

  . In June 1999, we acquired all of the outstanding capital stock of Web International Networks Limited (now iPcenta), a London-based Internet service provider for approximately $365,000 in cash plus approximately $240,000 in contingent earnout payments.

  . In July 1999, we received an extension of the markets for our German licenses.

  . In October 1999, we received a commitment from Goldman Sachs International and Paribas, as co-arrangers for syndicated bank financing in the form of a
     (Euro) 265 million senior secured credit facility. The commitment terminated, superseded and replaced, without penalty, our commitment from Paribas and Nortel Networks.

  .  In November 1999, we launched commercial operations in Germany.

  . In the fourth quarter of 1999, CompleTel LLC received additional equity contributions from its initial private equity investors, directors and management, and from a new private equity investor, Meritage Investment Partners, totaling $42.1 million, which CompleTel LLC immediately contributed to us and our operating subsidiaries.

  . In January 2000, we executed the (Euro)265 million senior secured credit facility. To date, we have made no draws under this facility.

Results of operations

  We have generated operating losses and negative cash flow from our operating activities to date. As a result of our operating history, prospective investors have limited operating and financial data about us upon which to base an evaluation of our performance.

Revenues

  We generated our first revenues in the quarter ended June 30, 1999. For the year ended December 31, 1999, revenues totaled $3.0 million. Since January 1998, we have developed and refined our business plans, procured regulatory and governmental authorizations for our initial 11 markets, raised capital, hired management and other key personnel, designed, developed and begun installing our fiber optic metropolitan area networks and operation support systems, obtained senior financing commitments and negotiated equipment and facilities agreements.

Operating expenses

  Our primary operating expenses through December 1999 consisted of network costs, selling, general and administrative expenses, including start-up costs, management fees to affiliate, and depreciation and amortization expenses.

Network costs

  Network costs for the year ended December 31, 1999 totaled $2.4 million. We did not incur network costs in the similar 1998 period. We expect these costs will increase as we expand our networks and services. Our network costs include costs such as interconnection costs, the cost of leasing high capacity digital lines that interconnect our network with the networks of other providers, the cost of leasing local loop lines that connect our customers to our network, and switch site rent, operating and maintenance costs. We also lease dark fiber and conduit to establish and augment our networks in certain markets.

Selling, general and administrative expenses

  Our selling, general and administrative expenses include selling and marketing costs, customer care, billing, corporate administration, salaries and other personnel costs and legal fees. For the year ended December 31, 1999, selling, general and administrative expenses totaled $32.3 million compared to $4.6 million for the comparable period in 1998. This increase was primarily due to the rapid growth of personnel costs since commencement of operations.

  We are assembling a large, locally based, direct sales force in our local and regional markets and a national account team to service multiple location customers and key account executives. We are supplementing our direct sales force with commissioned indirect sales agents. To attract and retain a highly qualified sales force, we offer our sales and customer-care personnel a highly competitive compensation package. The number of employees increased from 36 as of December 31, 1998 to 374 as of December 31, 1999. On December 31, 1999, we had a sales force of 108 (including managers and administrators), compared to one on December 31, 1998. We expect the number of sales and marketing personnel to continue to grow and our selling, general and administrative costs to increase as we develop and expand our operations.

  We anticipate incurring amortization of stock-based compensation expense of approximately $1.4 million under our stock option plan for the three months ended March 31, 2000. This amount is based on deferred compensation expense recorded as of December 31, 1999 totaling approximately $26.5 million.

  We also anticipate incurring additional stock-based compensation expense of approximately $38.2 million upon completion of our initial public offering ("IPO") due to the resulting anticipated vesting of certain CompleTel LLC performance vesting units held by certain of our employees in connection with what is anticipated to be a qualified public offering. This compensation expense is based on an assumed IPO price of (Euro)16.50 ($15.91)per share. For each $1 increase in the anticipated IPO price per share, additional compensation expense of approximately $7.2 million will be recorded. In addition, based upon our value as indicated in the IPO, we will record compensation expense and deferred compensation of approximately $18.5 million and $57.9 million, respectively, for performance vesting units that will not vest as a result of the IPO but which may vest upon a qualified sale by Madison Dearborn Partners or in May 2005 based on a deemed vesting date. The additional deferred compensation will be amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by Madison Dearborn Partners). The recorded amount of compensation expense and deferred compensation for these awards will be adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of the reporting period based on the then current market value of ordinary shares assuming the successful completion of our anticipated IPO.

Management fees to affiliate

  CompleTel LLC, CompleTel Europe, and each of the entities between CompleTel Europe and our operating subsidiaries, incur overhead costs and expenses associated with their holding company operations. Our operating subsidiaries bear their proportionate share of these costs and expenses. During 1998, CompleTel LLC, and its wholly-owned subsidiary, CableTel Management, Inc., a Colorado corporation, entered into an agreement for CableTel Management, Inc. to provide management services for CompleTel LLC and all the other companies in the group. The companies pay CableTel Management, Inc. a management fee of 105% (103% for periods prior to the end of January 1999) of all allocated costs, expenses, charges and disbursements that CableTel Management, Inc. incurs in rendering services to each of the companies. For the year ended December 31, 1999, and the period from commencement of operations to December 31, 1998, we recorded $6.5 million and $3.0 million, respectively, of related-party management fees.

Depreciation and amortization

  For the year ended December 31, 1999, we recorded depreciation and amortization expense of $4.5 million, compared to $46,000 for the similar period in 1998. This increase is due to increases in network and non-network related property and equipment. We started recording network depreciation during the quarter ended June 30, 1999 when we initiated network services.

Other income and expense

  We incurred interest expense, net of $1.4 million of capitalized interest, of $8.2 million during the year ended December 31, 1999. The interest expense recorded reflects the accretion of the notes and the amortization of deferred financing costs. We capitalize a portion of our interest costs as part of the construction cost of our networks, in accordance with Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Costs" ("SFAS 34" ). Interest income for the same period was $2.6 million, which resulted from the investment of the proceeds from the high-yield notes and the investment of the available cash from the equity contributions. We did not recognize any significant amounts of interest expense or interest income during 1998.

  In addition to the above expenses, some of our employees have purchased common units of CompleTel LLC for which CompleTel LLC incurs non-cash compensation charges. For accounting purposes, we record such non-cash compensation charges as a deemed capital contribution with an offsetting entry to deferred compensation. Deferred compensation is amortized to expense over the vesting period of the common units.

Foreign exchange rates

  We are exposed to changes in currency exchange rates because our revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. As a result, our financial condition and results of operations, as reported in dollars as our functional currency through December 31, 1999, may be affected by changes in the value of the local currencies in which we transact business. The notes which we issued in February 1999 also expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in U.S. dollars, and a substantial portion of our future cash flow used to service these payments will be denominated in local currencies, including the euro. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

  We adopted the euro as our functional currency effective January 1, 2000.

Net loss

  Our consolidated net loss during the year ended December 31, 1999 and the period from commencement of operations (January 8, 1998) to December 31, 1998 was $52.0 million and $7.6 million, respectively. The increase was primarily the result of substantial start-up costs of the operating subsidiaries, primarily our French subsidiary.

Adjusted EBITDA

  Since the commencement of our operations, we have experienced significant operating losses and negative Adjusted EBITDA, as set forth below. We expect to continue to generate significant operating losses and negative Adjusted EBITDA in each of our markets as we develop, construct and expand our business, until we have established a sufficient revenue-generating customer base in each market.

  We expect to experience increasing consolidated operating losses and negative cash flows from operations as we expand our operations and enter new markets, even if and after we have achieved positive cash flow from operations in our initial markets. The following table summarizes our Adjusted EBITDA calculation for the periods indicated (amounts in thousands of U.S. Dollars).

                                                                                                Commencement
                                                                                                of Operations
                                                                                              (January 8, 1998)
                                                                           Year Ended                to
                                                                       December 31, 1999      December 31, 1998
                                                                      --------------------  ---------------------

Net Loss............................................................             $(51,956)               $(7,561)
Interest expense (net of interest income)...........................                5,683                     --
Income taxes........................................................                   --                     --
Depreciation and amoritization......................................                4,489                     46
Non-cash compensation expense.......................................                  675                    191
Other expense.......................................................                3,553                     --
                                                                                 --------                -------
Adjusted EBITDA.....................................................             $(37,556)               $(7,324)
                                                                                 ========                =======

  In view of our highly leveraged capital structure, we consider Adjusted EBITDA to be an important performance measure. Adjusted EBITDA consists of net earnings
(loss) before interest expense, interest income, income taxes, non-cash compensation expense, depreciation and amortization and other non-cash charges, including foreign currency exchange rate gains and losses. Conceptually, Adjusted EBITDA measures the amount of income generated each period that could be used to service debt, because it is independent of the actual leverage employed by the business; but Adjusted EBITDA ignores funds needed for capital expenditures, income taxes and expansion. Some investment analysts track the relationship of Adjusted EBITDA to total debt as one measure of financial strength. However, Adjusted EBITDA does not represent cash provided or used by operating activities and you should not consider Adjusted EBITDA in isolation or as a substitute for measures of performance prepared in accordance with U.S. generally accepted accounting principles.

  You also should be aware that Adjusted EBITDA may differ significantly from cash flows from operating activities as reflected in a statement of cash flows prepared in accordance with U.S. generally accepted accounting principles. Cash from operating activities is net of interest and taxes paid and is a more comprehensive determination of periodic income on a cash, rather than accrual, basis and is exclusive of non-cash items of income and expenses such as depreciation and amortization. In contrast, Adjusted EBITDA is derived from accrual basis income and is not adjusted for changes in working capital. Consequently, Adjusted EBITDA is not affected by the timing of receivable collections or when accrued expenses are paid. We are not aware of any uniform standards for determining Adjusted EBITDA. Presentations of Adjusted EBITDA may not be calculated consistently by different companies in the same or similar businesses. As a result, our reported Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

Statements of Cash Flows

  We had cash and cash equivalents of $57.3 million as of December 31, 1999, an increase of $55.6 million from $1.7 million as of December 31, 1998. Details of the change in cash and cash equivalents are set forth in the table below.

                                                                                                 Commencement
                                                                                                 of Operations
                                                                                               (January 8, 1998)
                                                                             Year Ended               to
                                                                         December 31, 1999     December 31, 1998
                                                                        --------------------  -------------------

Cash flows from operating activities..................................             $(41,313)             $ 5,596
Cash flows from investing activities..................................              (72,659)              (4,368)
Cash flows from financing activities..................................              170,721                  649
Effect of exchange rates on cash......................................               (1,118)                (159)
                                                                                   --------              -------
Net increase in cash and cash equivalents.............................               55,631                1,718
Cash and cash equivalents at beginning of period......................                1,718                   --
                                                                                   --------              -------
Cash and cash equivalents at end of period............................             $ 57,349              $ 1,718
                                                                                   ========              =======

Cash flows from operating activities

  During the year ended December 31, 1999, we used $41.3 million in operating activities, a $46.9 million decrease from the $5.6 million generated from operating activities for the similar period in 1998. This decrease was primarily related to the substantial organization and start-up costs incurred during the development of our networks. Our development efforts increased significantly in the fourth quarter of 1998 and during 1999 upon our receipt of services licenses in France and Germany.

Cash flows from investing activities

  We used approximately $72.7 million of cash in investing activities during the year ended December 31, 1999, compared to a use of $4.4 million for the similar period in 1998. The increase was due to increased capital expenditures primarily related to our network development and office facilities and equipment. Additionally, during the year ended December 31, 1999, we used $2.1 million and $0.4 million in cash to acquire all of the outstanding capital stock of Acces et Solutions Internet S.A.R.L. and Web International Networks Limited, now iPcenta, respectively.

Cash flows from financing activities

  We had approximately $170.7 million of cash flows from financing activities during the year ended December 31, 1999, compared to $0.6 million for the similar period in 1998. The increase resulted in part from increased cash contributions from our ultimate parent, CompleTel LLC, which totaled approximately $104.7 million for the year ended December 31, 1999, compared to $1.5 million for the similar period in 1998. Additionally, in April 1999, we received from escrow the net proceeds from our units offering totaling approximately $73.2 million.

Liquidity and capital resources

  The telecommunications business is capital intensive. Since January 1998, and for the foreseeable future, we have needed and will continue to need large amounts of capital to fund capital expenditures, working capital, debt service, and to fund operating losses. As of December 31, 1999, we had $57.3 million of cash and short-term investments and net working capital of $20.3 million.

  Since January 1998, CompleTel LLC has received $107.9 million in private equity contributions of which $59.5 million was contributed to our French operating subsidiary, $40.0 million was contributed to our German operating subsidiary, $2.1 million was contributed to CompleTel Europe and the remainder was retained by CompleTel LLC for start up expenditures on behalf of CompleTel Europe and its subsidiaries. In February 1999, CompleTel Europe and CompleTel Holdings LLC completed a units offering consisting of senior discount notes and class B interests in CompleTel Holdings LLC resulting in gross proceeds in respect of the units of approximately $75.0 million, of which $70.5 million was allocated to the notes, which represents a substantial discount from the $147.5 million aggregate stated principal amount at maturity of the notes. The remaining $4.5 million was allocated to the class B interests of CompleTel Holdings LLC. Cash interest will not accrue on the notes prior to February 15, 2004. At that date, the principal amount of the notes will have increased to the $147.5 million stated principal amount at an effective annual interest rate of 15.1%. The $77 million increase in principal amount plus amortization of deferred financing costs will be charged to interest expense. Commencing February 15, 2004, cash interest on the notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. The notes mature on February 16, 2009. The notes indenture contains restrictive covenants, including among others, limitations on our ability and the ability of our restricted subsidiaries to: borrow additional money, pay dividends and make other distributions, make investments, sell assets and engage in mergers and consolidations.

  In January 2000, we executed an agreement for a (Euro)265 million senior secured credit facility with Goldman Sachs International and Paribas as co-arrangers of the facility. The funds will be available to our subsidiaries, initially to include CompleTel ECC, CompleTel Services S.A.S., CompleTel S.A.S., and CompleTel GmbH, in two tranches, including a euro term facility available until December 31, 2000, in the aggregate amount of (Euro)105 million and a euro revolving loan facility available until December 31, 2002, in the aggregate amount of (Euro)160 million. The (Euro)160 million tranche will become available after May 31, 2000, if the euro term facility is fully drawn and other specified conditions are satisfied. Following December 31, 2002, up to
(Euro)141 million of the outstanding advances under the euro revolving loan facility will be converted into a term loan, and any other outstanding advances will become part of a (Euro)19 million working capital facility. As of the date of this prospectus, we had no borrowings outstanding under the facility.

  The funds available under the facility are to be used substantially to deploy our networks in France and Germany. Advances under the facility cannot exceed certain limits that increase with time, and are subject to other conditions, including that our subsidiaries must be operational in designated cities in France and Germany, and satisfy a debt to capital test. In addition, the facility includes various financial and other covenants and restrictions that limit our ability to pay dividends, dispose of assets, and effect merger and consolidation transactions. The facility also limits the use of proceeds of an initial public offering, other equity investments, or a high yield issue as it provides that any such proceeds be held as cash equivalent investments or used to develop our telecommunications business in France and Germany.

  The rate of interest will be variable based on EURIBOR, plus a margin of up to 3.75% per annum for the term loan facility or 3.00% per annum for the revolving loan facility that will be determined based on a senior debt leverage ratio test, and costs. Upon an event of default, all advances will accelerate and become immediately due and payable and the undrawn portion of the facilities will be cancelled and the commitments of the banks reduced to zero.

  The facility is secured by our assets and the assets of our subsidiaries and the stock in certain of our subsidiaries. We also have guaranteed the payments under the facility and have agreed to indemnify the banks against certain losses.

  Based on our current plan, we will satisfy our aggregate capital requirements to fund the deployment of our business plan through December 31, 2001, with the remaining funds we have already raised, funds available to us under our
(Euro)265 million senior secured credit facility, the proceeds from our initial public offering ((Euro)450.6 million) and additional funds that we intend to raise in the future through other sources of debt and/or equity financing. Concurrently with our initial public offering, we are offering (Euro)300 million principal amount of senior notes due 2010. The closing of the notes offering is conditioned on the closing of our initial public offering. We cannot be certain that we will be successful in obtaining additional financing.

Capital expenditures

  During the year ended December 31, 1999 and the period from commencement of operations (January 8, 1998) through December 31, 1998, we made capital expenditures (excluding capitalized interest) of $101.4 million and $4.4 million, respectively, for property and equipment necessary to deploy networks in our initial markets. We also used capital during these periods to fund our operating losses.

  Based on our current plans, we expect that we will make aggregate capital expenditures of approximately $575 million through December 31, 2003, including approximately $375 million between January 1, 2000 and December 31, 2001, and $200 million between January 1, 2002 and December 31, 2003, to deploy our planned 17 city network in France, Germany and the United Kingdom, including our existing eleven markets and six additional cities, Amiens, Nantes and Rouen in France, and Hamburg, Mannheim and Stuttgart in Germany. We intend to fund our capital expenditures and operating losses during this period with cash on hand, the proceeds from our initial public offering, funds available to us under our credit facility and/or other funds to be raised from various sources of financing, which we currently expect will largely consist of debt financing, as market conditions may permit.

Impact of the year 2000

  The "year 2000" problem generally describes the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as a result of computer hardware and software using only the last two digits of the year to identify the year in a date field. If a computer program or other piece of equipment fails to properly process dates including and after the year 2000, the computer's calculations may be inaccurate and equipment may malfunction. The failure to process dates could result in system failures or miscalculations causing disruptions in operations including, among other things, a temporary inability to process transactions, send invoices or engage in other routine business activities.

  We have completed our initial internal year 2000 conversion and have not experienced any significant problems. However, until well into the year 2000, we cannot assure you that all systems will function adequately. Also, we sell our telecommunications services to companies that may rely upon computerized systems to make payments for our services, and we interconnect certain portions of our network and systems with other companies' networks and systems. These transactions and interactions potentially expose us to year 2000 problems arising in these other companies' systems. Based on our experience to date, we do not currently anticipate significant problems related to the year 2000 conversion in the future and do not expect to incur additional costs associated with year 2000 issues. However, because we cannot predict with any degree of certainty the effect of the year 2000 conversion on our customers and vendors, we cannot guarantee that we will not encounter problems related to the year 2000 conversion in the future which may have a material adverse effect on our business, financial condition and results of operations.

Euro conversion

  Effective January 1, 1999, the euro became the single legal currency of the eleven participating European Union member states, including The Netherlands, France and Germany and the conversion rates of the currencies of the participating member states were irrevocably fixed against the euro as of that date. Effective January 1, 1999, the French franc, the German mark and the Netherlands guilder ceased to be the legal currency. From January 1, 1999 until December 21, 2001, the French franc, the German mark and the Netherlands guilder will be denominations of the euro and, as such, will be legal tender. The status of the French franc, the German mark and the Netherlands guilder as denominations of the euro will continue until, at the latest, June 30, 2002. On that date (or, if these countries so determine, on some earlier date after January 1, 2002), French francs, German marks and Netherlands guilders will be withdrawn from circulation and will cease to be legal tender. Euro notes and coins are not expected to be issued before January 1, 2002. Prior to that date, cash payments will continue to be made in the local currencies. From January 1, 2002 until the local currencies are withdrawn and cease to be legal tender, cash payments may be made by means of euro notes and coins or by way of French francs, German marks and Netherlands guilders as appropriate.

  We are not burdened with systems that must be redesigned to accommodate the introduction of the euro as we have purchased and specified our business support systems, including our billing systems, to accommodate euro transactions and dual currency operations during the transition period. In addition, we intend to require all vendors supplying third party software to us to warrant to us that their programs support dual currency operations.

  We will be dependent on banks, customers and other providers to complete business transactions and we will be exposed to problems inherent in these third-party systems. During the transition period, to the extent we are supplying local and national service, we may continue billings and collections in the legacy currency to avoid euro conversion problems. However, to the extent we have international transactions, we will be exposed to euro-related risks.

  The establishment of the European Monetary Union may have a significant effect on the economies of the participant countries. While we believe that the introduction of the euro will eliminate exchange rate risks in respect of the currencies of those member states that have adopted the euro, which includes Germany and France, there can be no assurance as to the relative strength of the euro against other currencies, including the U.S. dollar. Since a substantial portion of our net sales will be denominated in euro or legacy currencies of participant countries, we will be exposed to that risk.

Regulation and Licensing Matters

  France, Germany and the United Kingdom, and any new markets across Europe in which we intend to operate, subject the telecommunications industry to a significant degree of regulation. We need telecommunications licenses and other equivalent authorizations to operate in each of these countries. Our ability to deploy metropolitan area networks and provide Internet-related services in the additional six cities included in our business plan depends on our ability to obtain additional licenses and other authorizations or permissions. There can be no assurance that we will be able to obtain the required licenses and, if we are unsuccessful, we will need to revise our network deployment strategy.

  We must keep our licenses in our existing markets in force or we may be in default under our senior notes indenture and our credit facility, and we risk sanctions from the government authorities that grant our licenses. In most cases, these licenses and other authorizations are of fixed duration, and we must comply with regulations and technical requirements in order to maintain them. For example, in France, we must comply with French and European Union regulations and technical standards regarding interconnection, secrecy, neutrality, non-discrimination, security, environmental protection, limitations on ownership, and public service.

  We cannot assure you that we will be successful in obtaining, maintaining, or renewing licenses and other authorizations required for the services we provide or plan to provide. In addition, we cannot assure you that the required licenses and other authorizations will be issued or renewed on commercially viable terms.

New Accounting Standards

  Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. SFAS 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133" (SFAS 137) which delayed the effective date of SFAS 133 until all fiscal quarters of fiscal years beginning after June 15, 2000. Through December 31, 1999, the Company had not entered into any transactions involving derivative financial instruments and, therefore, cannot predict the financial statement impact of adopting SFAS 133 with respect to transactions which have not yet been entered into.

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has evaluated SAB 101 and it believes that there is no effect on the revenue recognition policies currently in place.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Investment portfolio and interest rate sensitivity

  Our investment policy is limited by the indenture for the senior discount notes and our senior secured credit facility. We are restricted to investing in financial instruments with a maturity of one year or less (with certain limited exceptions). The indenture requires investments that meet high credit quality standards, such as obligations of the U.S. government securities or any European Economic Community member government or any agency thereof guaranteed by the country, certificates of deposits, money market deposits, and commercial paper with a rating of A-1 or P-1. Under our credit facility, we are required to enter into an interest rate hedging program with respect to 50% of every tranche of
(Euro) 50 million borrowed to mitigate foreign currency exchange rate risk.

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

Impact of foreign currency rate changes

  We are exposed to changes in currency exchange rates because our revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. As a result, our financial condition and results of operations, as reported in dollars as our functional currency through December 31, 1999, may be affected by changes in the value of the local currencies in which we transact business. The senior discount notes which we issued in February 1999 also expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in dollars, and a substantial portion of our future cash flows used to service these payments will be denominated in local currencies, including the euro. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

  Our operating subsidiaries' monetary assets and liabilities are subject to foreign currency exchange risk if purchases of network equipment and services are denominated in currencies other than the subsidiary's own functional currency. However, the majority of such purchases to date have been based on each subsidiary's functional currency.

  The spot rates for the euro are shown below expressed in dollar per one euro.

                December 31, 1998 .......................... $1.181(1)
                December 31, 1999 .......................... $1.007

                --------------
                (1) Based on the exchange rate as of January 4, 1999, the
                    date on which the Euro Noon Buying Rate was first quoted.


  We intend to manage exchange rate risk by incurring financing liabilities denominated in the currency of the country of operations. In addition, we will continue to evaluate whether to adopt hedging strategies to manage our exposure to foreign currency exchange rate risk.

Item 8.  Financial Statements and Supplementary Data

   The consolidated financial statements of the Company are filed under this Item as follows:

I.  COMPLETEL EUROPE N.V.
    Report of Independent Public Accountants............................................... 32
     Consolidated Balance Sheets as of December 31, 1999 and 1998.......................... 33
    Consolidated Statements of Operations for the year ended December 31, 1999 and for the Period from Commencement of Operations (January 8, 1998) to
     December 31, 1998..................................................................... 34
    Consolidated Statements of Shareholder's Equity (Deficit) for the year ended
     December 31, 1999 and for the Period from Commencement of Operations
     (January 8, 1998) to December 31, 1998................................................ 35
    Consolidated Statements of Cash Flows for the year ended December 31, 1999 and for the Period from Commencement of Operations (January 8, 1998) to
     December 31, 1998..................................................................... 36
    Notes to Consolidated Financial Statements............................................. 37

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CompleTel Europe N.V.:

  We have audited the accompanying consolidated balance sheets of COMPLETEL EUROPE N.V. (an N.V. registered in the Netherlands) and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholder's equity (deficit) and cash flows for the year ended December 31, 1999, and for the period from commencement of operations (January 8, 1998) to December 31, 1998 (after corporate reorganization--see Note
1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompleTel Europe N.V. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1999, and for the period from the commencement of operations (January 8, 1998) to December 31, 1998, in conformity with United States generally accepted accounting principles.

                                    ARTHUR ANDERSEN LLP
Denver, Colorado,
March 2, 2000.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
   (Stated in thousands of U.S. Dollars, except share and per share amounts)
                  (After Corporate Reorganization--See Note 1)

                                                                                           December 31,         December 31,
                                                                                               1999                 1998
                                                                                        ------------------   ------------------
                                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.........................................................             $ 57,349             $  1,718
   Receivables.......................................................................               14,886                  527
   Affiliate receivables.............................................................                  306                   --
   Prepaid expenses and other current assets.........................................                1,564                  179
                                                                                                  --------             --------
   Total current assets..............................................................               74,105                2,424
                                                                                                  --------             --------
LONG-TERM ASSETS:
   Property and equipment, net.......................................................               92,374                3,371
   Licenses and other intangibles, net...............................................                4,938                  950
   Deferred financing costs, net.....................................................                5,103                  869
   Other long-term assets............................................................                  819                  256
                                                                                                  --------             --------
   Total long-term assets............................................................              103,234                5,446
                                                                                                  --------             --------
TOTAL ASSETS                                                                                      $177,339             $  7,870
                                                                                                  ========             ========
   LIABILITIES AND SHAREHOLDERS'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Construction payables.............................................................             $ 28,711             $     --
   Trade accounts payable............................................................                9,891                1,959
   Accrued liabilities...............................................................               12,656                1,453
   Affiliate payables................................................................                2,545               10,470
                                                                                                  --------             --------
   Total current liabilities.........................................................               53,803               13,882
                                                                                                  --------             --------
LONG-TERM DEBT                                                                                      79,922                   --
                                                                                                  --------             --------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDER'S EQUITY (DEFICIT):
   Ordinary shares, nominal value (translated from Euro.10 per share),
      625,000,000 shares authorized; 126,133,060 and 24,444,820 shares
      issued and outstanding at December 31, 1999 and 1998, respectively.............               14,171                2,853
   Additional paid-in capital........................................................              124,166                2,195
   Deferred compensation.............................................................              (28,495)                (540)
   Other cumulative comprehensive loss...............................................               (3,912)                (160)
   Accumulated deficit...............................................................              (62,316)             (10,360)
                                                                                                  --------             --------
TOTAL SHAREHOLDER'S EQUITY (DEFICIT).................................................               43,614               (6,012)
                                                                                                  --------             --------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT).................................             $177,339             $  7,870
                                                                                                  ========             ========




   The accompanying notes are an integral part of these consolidated balance sheets.

                    COMPLETEL EUROPE N.V. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
   (Stated in thousands of U.S. Dollars, except share and per share amounts)
                 (After Corporate Reorganization--See Note 1)


                                                                                     Commencement
                                                                                     of Operations
                                                                     Year             (January 8,
                                                                    Ended               1998) to
                                                                 December 31,         December 31,
                                                                     1999                1998
                                                              ------------------  -------------------
REVENUES....................................................        $     2,985          $        --
OPERATING EXPENSES:
  Network costs.............................................              2,407                   --
  Selling, general and administrative.......................             32,282                4,552
  Management fees to affiliate..............................              6,464                2,963
  Depreciation and amortization.............................              4,489                   46
                                                                    -----------          -----------
     Total operating expenses...............................             45,642                7,561
                                                                    -----------          -----------

OPERATING LOSS..............................................            (42,657)              (7,561)
                                                                    -----------          -----------

OTHER INCOME (EXPENSE):
  Interest income...........................................              2,553                   --
  Interest expense, net of capitalized interest.............             (8,236)                  --
  Foreign exchange loss and other expense...................             (3,616)                  --
                                                                    -----------          -----------
     Total other income (expense)...........................             (9,299)                  --
                                                                    -----------          -----------

NET LOSS BEFORE INCOME TAXES................................            (51,956)              (7,561)
INCOME TAX PROVISION........................................                 --                   --
                                                                    -----------          -----------

NET LOSS  ..................................................        $   (51,956)         $    (7,561)
                                                                    -----------          -----------

BASIC AND DILUTED LOSS PER ORDINARY SHARE...................              $(.52)               $(.31)
                                                                    ===========          ===========

WEIGHTED AVERAGE NUMBER OF ORDINARY

    SHARES OUTSTANDING......................................         99,056,060           24,444,820
                                                                    ===========          ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                    COMPLETEL EUROPE N.V. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
   (Stated in thousands of U.S. Dollars, except share and per share amounts)
                 (After Corporate Reorganization--See Note 1)



                                                                                                                Total
                                                                                    Other
                                    Ordinary Shares     Additional                Cumulative
                                 ---------------------   Paid-in     Deferred   Comprehensive Accumulated  Comprehensive

                                   Number      Amount    Capital   Compensation     Loss        Deficit        Loss         Total
                                 -----------  --------  ---------  -------------  --------    -----------  -------------  ---------
BALANCE, January 8, 1998                   -  $      -   $      -   $          -  $      -     $        -  $           -  $       -

 Deemed issuance of ordinary
  shares, net of $54
  subscription receivable on
  January 8, 1998...............  24,444,820     2,799          -             -          -         (2,799)             -          -
  Cash contributions by Par-
  ent...........................           -         -      1,464             -          -              -              -      1,464
 Payment on subscription
  receivable on December
  14, 1998.....................            -        54          -             -          -              -              -         54
 Deemed contributions by
  Parent related to allocation
  of non-cash compensation
  charges......................            -         -        731          (604)         -              -              -        127
 Amortization of allocated
  deferred compensation
  charges......................            -         -          -            64          -              -              -         64
 Cumulative translation
  adjustment...................            -         -          -             -       (160)             -           (160)      (160)
 Net loss......................            -         -          -             -          -         (7,561)        (7,561)    (7,561)
                                 -----------   -------   --------      --------    -------       --------       --------   --------

BALANCE, December 31,
 1998..........................   24,444,820   $ 2,853   $  2,195      $   (540)  $  (160)       $(10,360)      $ (7,721)  $ (6,012)
                                                                                                                ========

 Issuance of ordinary shares
  in connection with
  corporate reorganization.....   73,537,325     8,392     49,653             -          -              -              -     58,045
 Issuance of ordinary shares
  in connection with the
  Units Offering...............    7,375,000       825      3,653             -         -               -              -      4,478
 Issuance of ordinary shares
  in connection with
  capital contributions........   20,775,915     2,101     40,035             -         -               -              -     42,136
 Deemed contributions by
  Parent related to allocation
  of non-cash compensation
  charges......................            -         -      2,130        (2,130)        -               -              -          -
 Issuance of stock options in
  December 1999................            -         -     26,500       (26,500)        -               -              -          -
 Amortization of allocated
  deferred compensation
  charges......................            -         -          -           675         -               -              -        675
 Cumulative translation
  adjustment...................            -         -          -             -    (3,752)              -         (3,752)    (3,752)
 Net loss......................            -         -          -             -         -         (51,956)       (51,956)   (51,956)
                                 -----------   -------   --------      --------   -------        --------       --------   --------
BALANCE, December 31,
 1999..........................  126,133,060   $14,171   $124,166      $(28,495)  $(3,912)       $(62,316)      $(55,708)  $ 43,614
                                 ===========   =======   ========      ========   =======        ========       ========   ========



  The accompanying notes are an integral part of these consolidated financial statements.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in thousands of U.S. Dollars)
                  (After Corporate Reorganization--See Note 1)

                                                                                                                     Commencement of
                                                                                                                        Operations
                                                                                                                       (January 8,
                                                                                                          Year           1998) to
                                                                                                          Ended        December 31,
                                                                                                      December 31,         1998
                                                                                                          1999       ---------------
                                                                                                      -------------
OPERATING ACTIVITIES:
Net loss..........................................................................................      $(51,956)           $(7,561)

  Adjustments to reconcile net loss to cash flows from operating activities-
     Depreciation and amortization..................................................................         4,489               46
     Non-cash compensation expense..................................................................           675              191
     Accretion of senior notes......................................................................         7,948               --
     Amortization of deferred financing costs.......................................................           236               --
     Changes in assets and liabilities-
        Increase in receivables.....................................................................       (15,181)            (527)

        Increase in prepaid expenses and other current assets.......................................        (1,470)            (179)

        Increase in other long-term assets..........................................................          (607)            (256)

        Increase in trade accounts payable..........................................................        10,164            1,959
        Increase in accrued liabilities.............................................................        11,950            1,453
        Increase (decrease) in net affiliate payables/receivables...................................        (7,561)          10,470
                                                                                                          --------          -------
           Net cash flows from operating activities.................................................       (41,313)           5,596
                                                                                                          --------          -------

INVESTING ACTIVITIES:
  Expenditures for property and equipment...........................................................       (97,055)          (3,418)

  Increase in construction payables.................................................................        28,711               --
  Purchase of licenses and other intangibles........................................................        (4,315)            (950)

  Offering proceeds and investment earnings placed in escrow........................................       (73,198)              --
  Proceeds from escrowed offering and investment earnings...........................................        73,198               --
                                                                                                          --------          -------
           Net cash flows from investing activities.................................................       (72,659)          (4,368)

                                                                                                          --------          -------

FINANCING ACTIVITIES:
  Gross proceeds from senior notes offering.........................................................        70,532               --
  Proceeds from issuance of ordinary shares and subsequent capital contributions....................        104,659            1,518

  Deferred financing costs..........................................................................        (4,470)            (869)

                                                                                                          --------          -------
           Net cash flows from financing activities.................................................       170,721              649
                                                                                                          --------          -------
  Effect of exchange rates on cash..................................................................        (1,118)            (159)

                                                                                                          --------          -------

NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................................        55,631            1,718

CASH AND CASH EQUIVALENTS, beginning of period......................................................         1,718               --
                                                                                                          --------          -------

CASH AND CASH EQUIVALENTS, end of period............................................................      $ 57,349          $ 1,718
                                                                                                          ========          =======


  The accompanying notes are an integral part of these consolidated financial statements.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
                  (After Corporate Reorganization--See Note 1)

(1)  ORGANIZATION AND NATURE OF OPERATIONS

  CompleTel Europe N.V. ("CompleTel Europe") (together with its wholly-owned subsidiaries, the "Company") is a Dutch holding company incorporated on December 14, 1998 for the purpose of completing a Rule 144A offering (the "Offering") (see Note 4) to finance its planned operations.

  The Company has a strategic objective of becoming a leading facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure and provider of telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas across Western Europe. A facilities-based operator uses mainly its own telecommunications facilities to provide service, in contrast with non-facilities-based resellers who purchase the services of other providers and then retail the services to customers. Initially, the Company is focusing on building high-capacity fiber optic networks in France and Germany. Additionally, the Company intends to provide Internet access services in France, Germany and the United Kingdom ("UK"). CompleTel Europe is an indirect majority owned subsidiary of CompleTel LLC ("Parent"), a Delaware limited liability company. An indirect 7% interest in CompleTel Europe was acquired by purchasers of units in the Offering (see Note
4). CompleTel LLC was known as CableTel Delaware LLC ("CableTel Delaware") from its formation on January 8, 1998 through May 18, 1998, when it was reorganized and renamed as CableTel Europe LLC in connection with the admission of a new member. Effective August 20, 1998, CableTel Europe LLC changed its name to CompleTel LLC.

  As of December 31, 1998, Parent's other direct and indirect wholly-owned subsidiaries consisted of CableTel Management Inc. ("Management Co."), CompleTel Holding I B.V. ("BVI"), CompleTel Holding II B.V. ("BVII"), its French operating subsidiary, CompleTel SAS ("CompleTel France") (formerly known as CompleTel S.A.R.L.), its UK operating subsidiary, CompleTel UK Limited ("CompleTel UK"), and its German operating subsidiary, CompleTel GmbH ("CompleTel Germany"). As of December 31, 1998, Parent's operating companies were held indirectly through BVI and BVII. CompleTel Europe had no material assets or operations as of December 31, 1998.

  In January 1999, Parent formed CompleTel Services SAS, CompleTel Holdings LLC ("CompleTel Holdings"), CompleTel ECC B.V. ("CompleTel ECC"), CompleTel (N.A.) N.V. ("NANV") and CompleTel SPC ("CompleTel SPC"). CompleTel Holdings was formed to issue the equity component of the Offering (see Note 4). CompleTel ECC was formed to be the group's European corporate center and to hold the proceeds of the Offering, through an escrow account, until the Company received aggregate financing commitments of at least $90 million (see Note 4). Through a series of transactions in the restructuring, CompleTel LLC contributed approximately $58 million of equity, consisting of cash of approximately $52 million and accounts receivable of approximately $6 million, to CompleTel France through CompleTel SPC. Also, through a series of restructuring transactions, CompleTel SPC became a wholly-owned subsidiary of BVI. BVI was contributed to CompleTel Europe in exchange for the issuance of 73,537,325 additional ordinary shares and CompleTel Europe became a wholly-owned subsidiary of NANV. Furthermore, CompleTel LLC contributed its 100% interest in NANV to CompleTel Holdings in exchange for all 19,596,429 Class A Membership Interests in CompleTel Holdings. The Non-Voting Class B Membership Interests (aggregating 1,475,000) in CompleTel Holdings were issued substantially to unrelated parties in connection with the Offering (see
Note 4). In connection with this issuance by CompleTel Holdings of its Non-Voting Class B Membership Interests, CompleTel Europe issued 7,375,000 additional ordinary shares to NANV and NANV issued additional ordinary shares to CompleTel Holdings in consideration of a cash contribution to CompleTel Europe totaling approximately $4.5 million. This corporate reorganization has been accounted for as a reorganization of entities under common control, similar to a pooling of interests. Accordingly, the accompanying financial statements retroactively reflect the new corporate organizational structure of CompleTel Europe as if CompleTel Europe had been incorporated as of January 8, 1998. The incorporation is reflected through a deemed issuance, on January 8, 1998, of 24,444,820 shares of CompleTel Europe in exchange for a subscription receivable from Parent of approximately $54,000, which was paid on December 14, 1998. Furthermore, the accompanying consolidated financial statements have been prepared as though CompleTel Europe had performed all competitive local exchange carrier ("CLEC") related development activities in Western Europe since the inception of Parent. The accompanying consolidated financial statements of CompleTel Europe include its direct and indirect wholly-owned subsidiaries consisting of BVI, BVII, CompleTel France, CompleTel Germany, CompleTel UK, CompleTel ECC and CompleTel SPC.

  In November and December 1999, Parent received additional cash contributions totaling approximately $42.1 million from new and existing investors. As of December 31, 1999, Parent had contributed, through a series of planned transactions, $40 million to CompleTel GmbH through intermediate subsidiaries in exchange for one share of CompleTel GmbH, and contributed approximately $2.1 million to CompleTel Europe through intermediate subsidiaries in exchange for ordinary shares of CompleTel Europe. Through this series of planned transactions, an intermediate subsidiary of Parent received one share of CompleTel GmbH, which was contributed to BVI in February 2000 in exchange for one BVI class B share. Also, in February 2000 the BVI share was contributed to CompleTel Europe in exchange for ordinary shares in CompleTel Europe. These transactions have been accounted for as a reorganization of entities under common control. Accordingly, the accompanying consolidated financial statements retroactively reflect the deemed capital contribution by Parent through certain intermediate subsidiaries to BVI and CompleTel Europe of the one share interest in CompleTel GmbH and the associated 20,775,915 ordinary shares issued by CompleTel Europe as if such transaction had occurred in December 1999.

  CompleTel Europe has been principally engaged in developing its business plans, applying for and procuring regulatory and government authorizations, raising capital, hiring management and other key personnel, working on the design, development and construction of the Company's fiber optic networks and operation support systems ("OSS"), negotiating equipment and facilities agreements, and negotiating interconnection agreements and certain right-of-way agreements. As a result of its development stage activities, the Company has experienced significant operating losses and negative cash flows from operations. The Company exited the development stage during the fourth quarter of 1999. The Company expects to continue to generate negative cash flows from operations in each market while it continues development, construction, and expansion of its business and until the Company establishes a sufficient revenue generating customer base in that market. The Company also expects to experience increasing operating losses and negative cash flows from operations as it expands its operations and enters new markets, even if and after it achieves positive cash flow from operations in its initial markets.

  The Company's ultimate success will be affected by the problems, expenses and delays encountered in connection with the formation of any new business and by the competitive environment in which the Company intends to operate. The Company currently offers its services in two markets in France and one market in Germany and plans to deploy networks in six additional markets in France and three additional markets in Germany. The Company is also developing an Internet-related services business in these markets and the U.K. The Company's performance will further be affected by its ability to obtain licenses, properly assess potential markets, secure financing or raise additional capital, design networks, acquire right-of-way and building access rights, implement interconnection with incumbent public telecommunications operators ("PTOs"), lease adequate trunking capacity from PTOs, purchase and install switches in additional markets, implement efficient OSS and other back office systems, develop a sufficient customer base, and attract, retain and motivate qualified personnel. Delays or failure in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever operate profitably.

  The actual amount and timing of the Company's future capital requirements may differ materially from the Company's current estimates, and additional financing may be required in the event of departures from the Company's current business plans and projections, including those caused by unforeseen delays, cost overruns, engineering design changes, demand for the Company's services that varies from that expected by the Company, and adverse regulatory, technological or competitive developments. The Company may also require additional capital (or require financing sooner than anticipated) if it alters the schedule or targets of its roll-out plan in response to regulatory, technological or competitive developments (including additional market developments and new opportunities in and outside of its target markets). The Company intends to evaluate potential joint ventures, strategic alliances, and acquisition opportunities on an ongoing basis as they arise, and the Company may require additional financing if it elects to pursue any such opportunities. The Company also will be required to seek additional financing if it elects to deploy networks in other Western European markets beyond its target markets. Sources of additional financing may include commercial bank borrowings, vendor financing and/or the private or public sale of equity or debt securities.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP" ). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has adopted a calendar fiscal year.

Stock-Splits

  In April 1999, the Company executed a stock-split through which its 431 ordinary shares then outstanding were converted into 21,071,429 shares of the Company's ordinary shares. Additionally, the Company increased its authorized shares of ordinary shares to 105,330,800. Subsequent to December 31, 1999, the Company completed a 5-for-1 stock split through which its then outstanding ordinary shares totaling 25,226,612 were converted into 126,133,060 ordinary shares. Additionally, the Company increased its authorized ordinary shares to 625,000,000 and changed the nominal value of its ordinary shares to Euro .10 per ordinary share. Accordingly, the accompanying consolidated financial statements have been retroactively restated to give effect to these recapitalizations.

Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of CompleTel Europe and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

  For purposes of reporting cash flows, the Company considers all marketable securities and commercial paper with maturities of ninety days or less at acquisition as cash equivalents.

Receivables

  Receivables consist primarily of amounts due to the Company's European subsidiaries for value added taxes ("VAT") paid on purchased goods and services. VAT receivables are recoverable through a netting of VAT payable on sales revenue or by a request for reimbursement to the applicable taxing authority.

Prepaid Expenses and Other Current Assets

  Prepaid expenses consist of prepaid rent and prepaid insurance. Prepayments are amortized on a straight-line basis over the life of the underlying agreements. Other current assets consist primarily of deposits on office and switch location premises.

Property and Equipment

  Property and equipment includes network equipment, office furniture and equipment, computer equipment and software, leasehold improvements and construction in progress. These assets are stated at cost and are being depreciated when ready for their intended use on a straight line basis over the estimated useful lives of the related assets as follows:



                                                        Estimated
                                                        Useful Life
                                                        -----------
     Network equipment                                  3 to 8 years
     Office furniture and equipment                     5 years
     Computer equipment and software                    3 to 5 years
     Leasehold improvements                             9 to12 years
     Buildings                                          20 years


     Property and equipment consisted of the following (in thousands):

                                                December 31,   December 31,
                                                    1999           1998
                                                -------------  -------------
     Network equipment........................       $39,955   $         --
     Office furniture and equipment...........         1,445            129
     Computer equipment and software..........         5,116            608
     Leasehold improvements...................         1,855             24
     Buildings................................           206             --
                                                     -------         ------
     Property and equipment, in service.......        48,577            761
     Less:  accumulated depreciation..........        (4,171)           (46)
                                                     -------         ------
     Property and equipment, in service, net..        44,406            715
     Construction in progress                         47,968          2,656
                                                     -------         ------
     Property and equipment, net..............       $92,374         $3,371
                                                     =======         ======

  The Company capitalized approximately $1.4 million and $0 of interest for the year ended December 31, 1999 and for the period from commencement of operations (January 8, 1998) to December 31, 1998, respectively.

Computer Software Costs

  The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software costs should be capitalized and amortized versus expensed. This statement was adopted at commencement of operations.

Start-Up Costs

  The Company expenses all start-up and organization costs as incurred, in accordance with the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

Deferred Financing Costs

  Costs to obtain debt financing are capitalized and amortized over the life of the related debt facility using the effective interest method.

License Costs

  The Company capitalizes all third-party direct costs associated with obtaining licenses. Capitalized license costs are amortized at commencement of operations over the lives of the related licenses, ranging from 15 to 25 years.

Recoverability of Long-Lived Assets

  The Company evaluates the carrying value of its long-lived assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. If an asset which is expected to be held and used is determined to be impaired, then the asset would be written down to its fair market value based on the present value of the discounted cash flows related to such asset. Measurement of an impairment loss for an asset held for sale would be based on its fair market value less the estimated costs to sell.

Revenue Recognition

  The Company recognizes revenue for its services in the period earned.

Stock-Based Compensation

  The Company's Parent and the Company account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Certain non-cash compensation amounts are pushed down from Parent to the Company and recorded as a deemed capital contribution, with an offsetting entry to deferred compensation. Deferred compensation is amortized to expense over the vesting period of the related stock-based awards. The Company adopted an employee stock option plan in December 1999 (Note 8).

Income Taxes

  The Company accounts for income taxes under the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and income tax basis of assets, liabilities and carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse or the carryforwards are expected to be utilized. Net deferred tax assets are then reduced by a valuation allowance if management believes it is more likely than not they will not be realized.

Comprehensive Loss

  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires that an enterprise (i) classify items of other comprehensive income (loss) by their nature in the financial statements and (ii) display the accumulated balance of other comprehensive income (loss) separately from retained earnings (deficit) and additional paid-in capital in the equity section of a balance sheet. The Company's other comprehensive loss, as set forth in the accompanying consolidated statements of shareholder's equity (deficit), includes cumulative translation adjustments.

Basic and Diluted Loss Per Ordinary Share

  The Company computes earnings (loss) per ordinary share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, "basic earnings (loss) per share" is determined by dividing net income (loss) by the weighted average number of ordinary shares outstanding during each period. "Diluted earnings (loss) per share" includes the effects of potentially issuable ordinary shares, but only if dilutive. Because the Company had no potentially issuable shares until the award of certain stock options in December 1999, and because any such shares would be antidilutive, there are no differences between basic and diluted loss per ordinary share for the Company through December 31, 1999. The weighted average ordinary shares outstanding for the period assumes the initial capitalization of the Company (24,444,820 ordinary shares) occurred as of January 8, 1998.

Foreign Operations and Foreign Exchange Rate Risk

  The functional currency for the Company's foreign operations is the applicable local currency for the affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the consolidated statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholder's equity (deficit).

  Transactions denominated in currencies other than the local functional currency of the Company's operating subsidiaries, including U.S. dollar denominated intercompany accounts and notes payable to Parent and Management Co., are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

  The Company's foreign subsidiaries can have payables that are denominated in a currency other than their own functional currency. The Company has not historically hedged foreign currency denominated transactions for receivables or payables related to current operations. If the Company enters into hedging transactions, there can be no assurance that any such hedging transactions would be successful and that the exchange rate fluctuations would not have a material adverse effect on the Company. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluation against the dollar.

  The Company adopted the euro as its functional currency effective January 1, 2000.

New Accounting Standards

  Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. SFAS 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133" ("SFAS 137") which delayed the effective date of SFAS 133 until all fiscal quarters of fiscal years beginning after June 15, 2000. Through December 31, 1999, the Company had not entered into any transactions involving derivative financial instruments and, therefore, cannot predict the financial statement impact of adopting SFAS 133 with respect to transactions which have not yet been entered into.

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is effective March 31, 2000. The Company has evaluated SAB 101 and it believes that there is no effect on the revenue recognition policies currently in place.

(3)  RELATED PARTY TRANSACTIONS

Rights of Parent's Unitholders

  If a qualified public offering or sale of Parent has not occurred by May 18, 2005, each holder of Parent's preferred units or common units issued or issuable upon conversion of the preferred units ("Purchaser Securities") will have the right to require Parent to take all actions necessary to purchase the Purchaser Securities held by such holder for fair market value (or, in the case of preferred units to be repurchased, the greater of fair market value or the liquidation value (together with all accrued but unpaid preferred yield) of such preferred units). Fair market value is defined as the amount agreed to by the holders of the preferred units to be repurchased and the holders of Parent's common units, excluding unvested performance units. If mutual agreement can not be reached within twenty days of the issuance of the repurchase notice, the fair market value for (a) publicly traded securities generally means the average of the closing prices of such securities for the 21 day period preceding the filing of the repurchase notice and (b) non-publicly traded securities a valuation determined by an appraisal mechanism. In the event the repurchase options are exercised, Parent is obligated to do everything within its power to satisfy its repurchase obligations, which may involve the sale of some or all of its subsidiaries, or a portion or all of its assets. The Indenture related to the Offering (Note 4) limits the ability of the Company to pay dividends or take certain other actions that may be necessary to effectuate the repurchase of any such securities.

Management Agreement

  During 1999, Parent and Management Co., executed management services agreements (as amended, the "Management Agreements"), pursuant to which Management Co. performs certain services for Parent and Parent's direct and indirect subsidiaries. The Management Agreements provide for reimbursement in an amount of 105% (103% prior to January 31, 1999) of all costs, expenses, charges and disbursements incurred by Management Co. in the performance of the Management Agreements. These items incurred by Management Co. consist primarily of executive management salaries and benefits, occupancy costs and professional fees and are allocated to certain of the Parent's direct and indirect subsidiaries (the "Operating Subsidiaries") based upon an estimate of the percentage of such items that are attributable to the operations of the Operating Subsidiaries. Management believes that the allocation method is reasonable and that such costs are representative of the costs which would have been incurred by the Operating Subsidiaries on a stand-alone basis without any support from the Parent. For the year ended December 31, 1999 and for the period from commencement of operations (January 8, 1998) to December 31, 1998, the Company recorded approximately $6.5 million and $3 million, respectively for billings under the Management Agreements.

(4)  INDEBTEDNESS

Senior Discount Notes

  In February 1999, the Company and CompleTel Holdings completed an Offering of 147,500 units (the "Units") consisting of $147.5 million aggregate principal amount of 14% Senior Discount Notes due 2009 (the "Notes") issued by CompleTel Europe and 1,475,000 non-voting Class B Membership Interests of CompleTel Holdings. CompleTel Europe issued the Notes at a substantial discount from their principal amount at maturity on February 16, 2009. A principal investor in Parent acquired 400 Units in the Offering. The proceeds of the Offering, net of offering fees and costs, were approximately $72.6 million and were held in an escrow account until CompleTel Europe received a minimum commitment of $90 million in senior credit facilities, which was received in April 1999. To comply with Netherlands laws, the Notes are guaranteed by Parent on a senior unsecured basis. As Parent is a holding company with no operations other than the operations to be conducted by CompleTel Europe and its subsidiaries, it is unlikely that Parent would have sufficient funds to satisfy CompleTel Europe's obligations on the Notes if CompleTel Europe is unable to satisfy its own obligation on the Notes. Of the $75 million gross proceeds from the Offering, approximately $70.5 million was attributed to the Notes and approximately $4.5 million was attributed to the 1,475,000 Class B Membership Interests of CompleTel Holdings. The $4.5 million allocated to the Class B Membership Interests represents additional discount on the Notes.

  Cash interest will not accrue on the Notes prior to February 15, 2004, with the Notes accreting to their stated principal amount at maturity at an effective interest rate of approximately 15.1%. The accretion will be charged to interest expense. Commencing February 15, 2004, cash interest on the Notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. The Notes mature February 15, 2009.

  Long-term debt consists of the following (in thousands):

                                                             December 31,  December 31,
                                                               1999            1998
                                                          --------------  --------------

  14% Senior Discount Notes, face amount $147.5
  million, due 2009,   effective interest
  rate of 15.1% ....................................      $    $  79,922  $           --
                                                          ==============  ==============


(5)  COMMITMENTS AND CONTINGENCIES

Operating Leases, Including Rights-of-Way Agreements

  The Company has entered into various operating lease agreements for network switch locations, office space, employee residences and vehicles. In addition, during 1999, the Company entered into various rights-of-way agreements. Future minimum lease obligations related to the Company's operating leases are as follows for the years subsequent to December 31, 1999 and 1998, respectively (in thousands):

                                         December 31,    December 31,
                                            1999             1998
                                         ------------    ------------
     December 31, 2000..................      $ 6,161          $  855
     December 31, 2001..................        6,113             966
     December 31, 2002..................        5,998             974
     December 31, 2003..................        5,766             955
     December 31, 2004..................        5,679             948
     Thereafter.........................       16,726           4,975
                                              -------          ------
           Total........................      $46,443          $9,673
                                              =======          ======

  Total rent expense for the period from commencement of operations (January 8, 1998) through December 31, 1998 was approximately $120,000 and for the year ended December 31, 1999 was approximately $1.5 million.

Management Employment Agreements

  Certain employees of Management Co. that have been seconded to CompleTel Europe's subsidiaries are parties to employment agreements. The agreements generally provide for a specified base salary, as well as a bonus set as a specified percentage of the base salary. The bonus is based on attainment of certain identified performance measures. The employment agreements generally provide for cost of living differentials, relocation and moving expenses, automobile allowances and income tax equalization payments, if necessary, to keep the employee's tax liability the same as it would be in the United States.

Service Licenses

France

  On December 13, 1998 the Secretaire d'Etat a l'Industrie, based on the recommendation of the Autorite de Regulation des Telecommunications ("ART"), awarded the Company's French operating subsidiary a fixed wireline license and service license for network deployment in four regions and six cities and the provision of services in four regions and six departments in France that the Company intends to serve. The term of these licenses is 15 years from December 13, 1998. Under French law, these licenses entitle the Company, among other things, to obtain rights-of-way to establish network infrastructure along public roads, to obtain easements on private property and to obtain certain rights on public domain property other than roads.

United Kingdom

  On January 11, 1999, the Secretary of State for Trade and Industry at the Department of Trade and Industry granted CompleTel UK an individual license to operate fixed public telecommunications systems of any kind in the United Kingdom. To provide international services in the United Kingdom, the Company has also obtained an international simple voice resale license.

Germany

  On March 8, 1999, the Regulierungsbehorde fur Telekommunikation und Post granted CompleTel Germany class 3 (general infrastructure license) and class 4 (license required for operation of voice telephony services based on self-operated telecommunications networks) licenses for three markets in Germany, including the Company's initial target market, which were subsequently amended in July 1999 and January 2000, to include among others, CompleTel Germany's additional markets. These licenses are of unlimited duration.

(6)  INCOME TAXES

Netherlands

  In general, a Dutch holding company may benefit from the so-called "participation exemption." The participation exemption is a facility in Dutch corporate tax law which allows a Dutch company to exempt, from Dutch income tax, any dividend income and capital gains in relation to its participation in subsidiaries which are legal entities residing in The Netherlands or in a foreign country. Capital losses are also exempted, apart from liquidation losses (under stringent conditions). Any costs in relation to participations, to the extent these participations do not realize Dutch taxable profit, are not deductible. These costs include costs to finance such participation.

For Dutch corporate income tax purposes, net operating loss ("NOL") carryforwards may be carried forward indefinitely.

Germany

  As of December 31,1999, CompleTel Germany had generated NOL carryforwards for income tax purposes totaling approximately $8.2 million. For German income tax purposes, NOL carryforwards may be carried forward indefinitely. The current statutory tax rate for Germany is 52.38%.

France

  As of December 31, 1999, CompleTel France had generated NOL carryforwards for income tax purposes totaling approximately $31.5 million. For French income tax purposes NOL carryforwards may generally be carried forward for a period of up to five years. Start-up costs will be capitalized for French tax purposes. The Company considers the majority of these costs as eligible for the deferred depreciation regime for French tax purposes, resulting in an indefinite carryforward life of the corresponding amortization expense.

  The Company has recorded a valuation allowance equal to the total net deferred tax assets as of December 31, 1999 and 1998, due to the uncertainty of realization through future operations. The valuation allowance will be reduced at such time as management believes it is more likely than not that the net deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future provisions for income tax expense.

  The difference between income tax expense provided in the consolidated financial statements and the expected income tax benefit at statutory rates related to the Company's corporate and foreign subsidiary operations for the year ended December 31, 1999 and for the period from commencement of operations (January 8, 1998) to December 31, 1998, is reconciled as follows (in thousands):

                                                      Commencement
                                                      of Operations
                                      Year Ended    (January 8, 1998)
                                     December 31,    to December 31,
                                         1999             1998
                                     -------------  -----------------

     Expected income tax benefit
      at the weighted average
      statutory rate
       of 39.56%...................      $ 20,556            $ 2,520
     Stock-based compensation                (267)               (64)
     Other.........................            80                 --
     Valuation allowance...........       (20,369)            (2,456)
                                         --------            -------
       Total income tax benefit....  $        --            $     --
                                     ============           ========

     Deferred tax assets are as
      follows:
                                     December 31,   to December 31,
                                             1999              1998
                                     ------------   ---------------
     Deferred tax assets--
       Operating loss carryforwards      $ 19,625            $ 1,205
       Capitalized start-up costs..           932              1,214
       Net unrealized foreign......
        exchange loss..............           611                 20
       Depreciation and amortization        1,648                 16
       Other.......................             9                  1
                                     ------------   ----------------
       Total deferred tax assets...        22,825              2,456
       Less valuation allowance....       (22,825)            (2,456)
                                     ------------   ----------------
       Net deferred taxes..........  $    --        $    --
                                     ============   ================

(7)  SEGMENT REPORTING

  Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

  Through December 31, 1999, a significant portion of the Company's expenditures were associated with its network deployment in France and Germany. A significant portion of the Company's revenues through December 31, 1999 have been generated by an indirect subsidiary of the Company's UK subsidiary.

  Management currently evaluates the Company's development efforts according to the geographic location of its markets. Certain financial information reflecting the Company's development efforts is presented below.

  As of December 31, 1998 and for the period from inception (January 8, 1998) to December 31, 1998 (in thousands):


                                                   CompleTel   CompleTel   CompleTel   Corporate
                                                      SAS         GmbH      UK Ltd.    and Other   Consolidated
                                                   ----------  ----------  ----------  ----------  ------------
Revenues  ..................................        $    --     $     --     $    --     $    --       $     --
Depreciation  ..............................              46          --          --          --             46
Management Fee Expense  ....................          (2,661)         --          --        (302)        (2,963)
Net Loss  ..................................          (5,949)       (300)       (400)       (912)        (7,561)
Total Assets  ..............................           6,180          19          21       1,650          7,870
Expenditures for Long-Lived Assets  ........           3,647          19          21         681          4,368

As of December 31, 1999 and for the year ended December 31, 1999 (in thousands):

                                                   CompleTel   CompleTel   CompleTel   Corporate
                                                      SAS         GmbH      UK Ltd.    and Other   Consolidated
                                                   ----------  ----------  ----------  ----------  -------------
Revenues  ..................................        $  1,986     $    --     $   999     $    --       $  2,985
Depreciation  ..............................           3,445         671          72         301          4,489
Management Fee Expense  ....................           5,297         557         208         402          6,464
Net Loss  ..................................         (34,684)     (8,181)     (1,548)     (7,543)       (51,956)
Total Assets  ..............................          81,250      68,000       1,732      26,357        177,339
Expenditures for Long-Lived Assets  ........          71,850      28,628         892          --        101,370


(8)   EMPLOYEE INCENTIVE PLANS

Parent Common Units

  Certain employees of the Company have purchased common units of Parent for $1 per unit under their executive securities agreements. The common units issued consist of non-performance time vesting units and performance vesting units. The non-performance time vesting units generally vest over a four year period. Vesting for non-performance time vesting units is accelerated upon a qualified public offering or a qualified sale of Parent (or any of its subsidiaries) by Madison Dearborn Partners (''MDP''), as defined in the executive securities agreements. The intrinsic value of the non-performance time vesting units was accounted for at issuance and pushed down to the Company as additional paid-in capital, with an offsetting entry to deferred compensation. The intrinsic value of the non-performance time vesting units issued through December 31, 1999 and December 31, 1998, totaled approximately $2.7 million and $604,000, respectively. This deferred compensation is being amortized over the four year vesting period. Amortization of deferred compensation expense totaled approximately $675,000 and $64,000 for the years ended December 31, 1999 and for the period ended December 31, 1998, respectively.

  The performance vesting units are, in addition to time vesting, subject to performance vesting according to certain multiple-of-invested-capital tests calculated based upon the valuation of Parent's equity implied by a qualified public offering and/or by actual sales of Parent's securities by MDP. If any performance vesting units remain unvested on May 18, 2005, there shall be deemed to have occurred a sale of the Parent's securities by MDP at fair market value. Any performance vesting units that do not vest upon such a deemed sale will be forfeited.

  For financial reporting periods ending prior to final determination of the number of Performance Vesting Units that will vest, compensation cost will be recorded by Parent, and allocated to the Company, based upon management's estimate of the number of such units that would vest and the fair market value of those units as of the end of the reporting period. As of December 31, 1999 and 1998, no compensation cost has been recorded related to the performance vesting units as the number of units that may ultimately vest is not yet reasonably determinable.

  Assuming an IPO price per ordinary share of $15.91 (euro 16.50), the Company will record compensation expense of approximately $38.2 million due to the anticipated vesting of certain performance vesting units held by certain of our employees in connection with what is anticipated to be a qualified public offering as defined in CompleTel LLC's executive securities agreements. For each $1 increase in the anticipated IPO price per ordinary share, additional compensation expense and deferred compensation of approximately $7.2 million will be recorded. In addition, based upon the IPO value of the Company as indicated above, the Company will record additional compensation expense and deferred compensation of approximately $18.5 million and $57.9 million, respectively, for performance vesting units that will not vest as a result of the IPO but which may vest upon a qualified sale by MDP or in May 2005 based on a deemed vesting date as defined. The additional deferred compensation will be amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by MDP as defined in the executive securities agreements). The recorded amount of compensation expense and deferred compensation for these awards will be adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of each reporting period based on the then current market value of the Company's ordinary shares, assuming the successful completion of the Company's anticipated IPO.

Stock Option Plan

  In December 1999, the Company adopted the CompleTel Europe N.V. 2000 Stock Option Plan (the ''Option Plan''). The Option Plan provides for the grant of options to purchase ordinary shares of CompleTel Europe to employees of the Company.

  Options granted are subject to vesting as follows. Options granted to employees resident in France vest in an increment of 60% of the ordinary shares subject to the option on the third anniversary of the date of the grant and in two increments of 20% on the fourth and fifth anniversaries of the date of the grant. Options granted to employees resident in the United Kingdom, Germany and the U.S. vest in annual increments of 25% of the ordinary shares subject to the option, commencing on the first anniversary date of the grant.

  The number of options to acquire shares under the Option Plan totals 18,919,960, or 15.0% of the Company's ordinary shares issued and outstanding as of December 31, 1999. The first grant, which took place in December 1999, included 2,035,230 options granted, or approximately 1.6% of the share capital of the Company. These options have an exercise price of $2.60 per ordinary share. Deferred compensation was recorded in December 1999 totaling approximately $26.5 million which represents the estimated intrinsic value of such options at that date. The deferred compensation will be amortized to expense over the applicable vesting period related to the individual awards.

Pro Forma Fair Value Disclosures

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ''Accounting for Stock-Based Compensation'' (''SFAS 123''), which defines a fair value based method of accounting for employee stock options and similar equity instruments. However, as allowed by SFAS 123, the Company has elected to account for its stock-based compensation plans using the intrinsic value based method of APB 25 and provide pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method had been applied.

  For pro forma disclosure purposes, the Company has computed the fair value of each option as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                                                             Year Ended
                                                                                            December 31,
                                                                                                1999
                                                                                    -----------------------------
  Risk-free interest rate.........................................................           6.4%
  Expected dividend yield.........................................................             0%
  Expected lives outstanding......................................................           5.5 years
  Expected volatility.............................................................          17.1%

  The estimated fair value of options granted is amortized to expense over the option vesting period. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting are adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

  Had compensation cost for the Option Plan been determined based upon the fair value of options on their date of grant, the Company's net loss for the year ended December 31, 1999 and for the period from inception (January 8, 1998) to December 31, 1998, would have been increased by $54,000 and $0, respectively.


(9) ASI ACQUISITION

  On March 24, 1999, CompleTel SAS acquired all of the outstanding stock of Acces et Solutions Internet (''ASI''), an Internet service provider based in Lyon, for approximately $2.1 million in cash. The transaction was recorded under the purchase method of accounting as of March 31, 1999. The purchase price was first allocated to the fair value of the net tangible assets acquired of $73,000, which is classified as property and equipment in the accompanying consolidated balance sheet. The resulting excess cost over the fair value of tangible net assets acquired, or goodwill, was recorded in the amount of approximately $2.0 million and is being amortized under the straight-line method over a ten year period. The goodwill is classified as other intangibles in the accompanying consolidated balance sheet.

  The following unaudited pro forma condensed consolidated operating results for the year ended December 31, 1999 and for the period from commencement of operations (January 8, 1998) to December 31, 1998, reflect the pro forma effects of the ASI acquisition as if the acquisition occurred on January 8, 1998. For purposes of the pro forma condensed consolidated operating results, the acquisition is assumed to have been financed through an equity contribution from Parent.

  The unaudited pro forma condensed consolidated operating results are based on the historical consolidated financial statements of the Company and ASI, giving effect to certain assumptions and adjustments that management believes are reasonable based upon currently available information. This pro forma condensed consolidated financial data is presented for illustrative purposes and does not purport to represent what the Company's results of operations would actually have been if the acquisition had been consummated as of January 8, 1998.

                                                                                               For the period from
                                                                                            Commencement of Operations
                                                      For the Year Ended                       (January 8, 1998) to
                                                         December 31, 1999                      December 31, 1998
                                                ------------------------------------  --------------------------------------
                                                    Historical          Pro Forma         Historical           Pro Forma
                                                -----------------  -----------------  -----------------  -------------------
Revenues  .                                          $     2,985        $     3,242        $         -          $     1,020
                                                     -----------        -----------        -----------          -----------
Net Loss  .                                          $   (51,956)       $   (52,053)       $    (7,561)         $    (7,699)
                                                     ===========        ===========        ===========          ===========
Basic and diluted loss per ordinary share  .         $      (.52)       $      (.53)       $      (.31)         $      (.31)
                                                     ===========        ===========        ===========          ===========
Weighted average number of ordinary shares
 outstanding..................................        99,056,060         99,056,060         24,444,820           24,444,820
                                                     ===========        ===========        ===========          ===========



(10)   SUBSEQUENT EVENTS

Credit Agreement

  In January 2000, we executed an agreement for a (Euro)265 million senior secured credit facility with Goldman Sachs International and Paribas as co-arrangers of the facility. The funds will be available to our subsidiaries, initially to include CompleTel ECC, CompleTel Services S.A.S., CompleTel France, and CompleTel Germany, in two tranches, including a euro term facility available until December 31, 2000, in the aggregate amount of (Euro)105 million and a euro revolving loan facility available until December 31, 2002, in the aggregate amount of (Euro)160 million. The (Euro)160 million tranche will become available after May 31, 2000, if the euro term facility is fully drawn, and other conditions are satisfied. Following December 31, 2002, up to (Euro)141 million of the outstanding advances under the euro revolving loan facility will first be converted into a term loan, and any other outstanding advances will become part of a (Euro)19 million working capital facility. The facility matures on December 31, 2006.

  This agreement terminates, supersedes and replaces, without penalty, the original commitment from Paribas for $90 million in senior credit (see Note 4). Additionally, the commitment with Nortel Networks for $20 million in vendor financing has been terminated. No termination fees are payable to Nortel or Paribas.

  The notes are structurally subordinated to any debt incurred under the senior secured credit facility. Additionally, the terms of the agreement require that the senior secured credit facility be guaranteed to the extent allowed by law by CompleTel Europe and each of its subsidiaries. The terms of the agreement further require that the senior secured credit facility be secured by a perfected security interest in all of the Company's present and future material assets and revenue and those of its subsidiaries and by a pledge of the stock of each of the borrowers.

  The funds are to be used substantially to deploy our networks in France and Germany. Advances under the facility cannot exceed certain limits that increase with time, and are subject to other conditions, including that the subsidiaries must be operational in designated cities in France and Germany, and satisfy a debt to capital test. In addition, the facility includes various financial and other covenants and restrictions that limit our ability to pay dividends, dispose of assets, and effect merger and consolidation transactions. The facility also limits the use of proceeds of an initial public offering, other equity investments, or a high yield debt issue as it provides that any such proceeds be held as cash equivalent investments or used to develop our telecommunications businesses in France and Germany.

  The rate of interest will be variable based on EURIBOR, plus a margin of up to 3.75% per annum for the term loan facility or 3.00% per annum for the revolving loan facility that will be determined based on a senior debt leverage ratio test, and costs. Upon an event of default, advances may accelerate and become immediately due and payable and the undrawn portion of the facilities will be cancelled and the commitments of the banks reduced to zero. The facility is secured by our assets and the assets of our subsidiaries and the stock in certain of our subsidiaries, and we and several of our subsidiaries have agreed to guarantee the payments under the facility and to indemnify the banks against certain losses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

  CompleTel Europe was incorporated as a European holding company in December 1998 and appointed ING Trust (Netherlands) B.V. (ING Trust) as the sole managing director. CompleTel Europe and CompleTel LLC are parties to the management agreement with ING Trust, under which ING Trust has acted as our sole manager and has managed in the manner directed by the board of directors of CompleTel LLC since our inception. On January 14, 2000, James E. Dovey, Paul J. Finnegan and Lawrence F. DeGeorge were appointed as additional members to our Board of Management. Upon the closing of our initial public offering, we will terminate the management agreement with ING Trust and Messrs. Dovey, Finnegan and DeGeorge will resign as members of our Board of Management and will be appointed as members of our Supervisory Board. We will also appoint additional members to our Supervisory Board and three new members to the Board of Management.

Supervisory Board and Board of Management

  Our general affairs and business and the Board of Management will be supervised by a Supervisory Board. The Supervisory Board will provide advice to the Board of Management. The Supervisory Board may decide that certain resolutions of the Board of Management will be subject to its approval. In fulfilling their duties, all members of the Supervisory Board must serve our best interests.

  Our articles of association will provide for at least three supervisory directors to serve on the Supervisory Board. Under Dutch law, members of the Supervisory Board cannot serve as members of our Board of Management, nor may a person serve as a member of the Supervisory Board after the annual general meeting of shareholders during the fiscal year of such person's 72nd birthday.

  The members of the Supervisory Board are appointed by the general meeting of shareholders from a non-binding nomination, drawn up by the Supervisory Board. After our initial public offering, CompleTel LLC will continue to control a majority of our outstanding shares and will be able to control the appointment of the Supervisory Board.

  Decisions of the Supervisory Board generally will require the approval of a majority of the votes cast. Members of the Supervisory Board may be suspended or dismissed by the general meeting of shareholders at any time. A resolution of the general meeting of shareholders to suspend or dismiss members of the Supervisory Board not pursuant to a proposal thereto by the Supervisory Board requires a majority of two-thirds of the votes cast, representing more than half of the issued capital. A resolution of the general meeting of shareholders to suspend or dismiss members of the Supervisory Board pursuant to a proposal thereto by the Supervisory Board requires an absolute majority of the votes cast. A suspension may not last longer than three months in total, even after having been extended one or more times. In case no decision on a termination of the suspension or dismissal has been made following such time, the suspension will end.

  Management and policy making for us and our subsidiaries will be entrusted to the Board of Management under the supervision of the Supervisory Board. The Board of Management will have no more than three members and the Supervisory Board may designate one member as our Chief Executive Officer and one member as our President, although one person could have both designations. The members of the Board of Management shall be appointed by the general meeting of shareholders from a binding nomination, drawn up by the Supervisory Board, of at least two nominees for each vacancy to be filled. If the Supervisory Board fails to make use of its right to draw up a binding nomination or fails to do so in a timely manner, the general meeting of shareholders shall be free to make the appointment. The general meeting of shareholders may at all times override the binding nature of the Supervisory Board's nomination by adopting a resolution to this effect with two-thirds of the votes cast representing more than half of the issued capital.

  The general legal authority to represent the Company will be vested in the Board of Management and in the chief executive officer acting together with one other member of the Board of Management. Certain resolutions by the Board of Management determined from time to time by the Supervisory Board will require the approval of the Supervisory Board.

  The general meeting of shareholders may suspend and dismiss the members of the Board of Management. The Supervisory Board may also suspend the members of the Board of Management. Other than upon a proposal thereto by the Supervisory Board, the general meeting of shareholders may only resolve upon a suspension or dismissal of members of the Board of Management with a majority of two-thirds of the votes cast representing more than half of the issued capital. Upon a proposal thereto by the Supervisory Board, the general meeting of shareholders may resolve upon a suspension or dismissal of members of the Board of Management with an absolute majority of the votes cast. Even after having been extended, a suspension shall not last for more than three months. If no decision has been reached after that time on the lifting of the suspension or the removal from office, the suspension shall cease to exist. The remuneration and other conditions of employment of each member of the Board of Management will be determined by the Supervisory Board.

  The following tables identify the members of the Supervisory Board and Board of Management. For purposes of this prospectus, (i) "directors" includes the individuals who will become members of our Supervisory Board, and (ii) "executive officers" includes individuals who will become officers and the members of the Board of Management, and (iii) "employees" includes employees of CableTel Management, Inc. ("Management Company"), a wholly owned subsidiary of CompleTel LLC, who are seconded to CompleTel Europe and its operating subsidiaries pursuant to certain agreements with the Management Company.

  The following tables show the composition of and position held by each member of our Supervisory Board and Board of Management as of the closing of our initial public offering:

Supervisory Board of CompleTel Europe

  Our Supervisory Board will consist of seven members. The following persons have consented to serve on the Supervisory Board:

Name                         Age  Position(s)
---------------------------  ---  ---------------------------------
     James E. Dovey           56  Supervisory Director and Chairman
     James C. Allen           53  Supervisory Director
     Lawrence F. DeGeorge     53  Supervisory Director
     Paul J. Finnegan         47  Supervisory Director
     Royce J. Holland         49  Supervisory Director
     James H. Kirby           32  Supervisory Director
     James N. Perry, Jr.      39  Supervisory Director

Board of Management

  Our Board of Management will consist of three members. The following persons have consented to serve as Managing Directors:

Name                       Age  Position(s)
-------------------------  ---  ----------------------------------------------
     William H. Pearson     44  Manager, President and Chief Executive Officer
     Hansjorg Rieder        57  Managing Director of CompleTel GmbH
     Martin Rushe           31  President of CompleTel UK Limited

Other Significant Employees

  The following list includes officers and employees of our subsidiaries and affiliates who are involved in our business affairs and operations.

  Name                     Age  Position(s)
  ----                     ---  ------------------------------------------
  Richard N. Clevenger      53  Chief Technology Officer
  David E. Lacey            53  Chief Financial Officer
  John M. Hugo              39  Corporate Controller and Chief Accounting
                                Officer
  Anna Lascar               51  Vice President Legal Affairs and General Counsel
  John T. Puhl              50  Chief Information Officer
  Jerome de Vitry           38  President of CompleTel S.A.S.

  James E. Dovey was elected a Managing Director of CompleTel Europe in January 2000 and will resign that position and be elected to the Supervisory Board as its chairman upon the consummation of our initial public offering. Mr. Dovey, one of the co-founders of CompleTel LLC, has over 30 years' experience in the telecommunications industry. He has served as the Chief Executive Officer from inception through December 1999 and as Chief Executive Officer of CompleTel LLC from January 1998 through December 1999 and as chairman of its board since January 2000. In 1987, Mr. Dovey founded United Cable International, a joint venture between United Cable and United Artists, where he served as CEO until 1990 when that company (by then renamed TCI International) merged with the United Kingdom assets of U S WEST Inc. to form TeleWest Communications, plc. Mr. Dovey continued to serve as CEO of TeleWest until his return to the U.S. in late 1992. From 1992 to 1994, Mr. Dovey acted as a private consultant on a variety of U.S. and international telecommunications and cable television projects for TCI, U S WEST Inc., and other clients. From 1992 to 1995, Mr. Dovey served as Deputy Chairman for the United Kingdom communications company, IVS Cable International, which developed switched voice and data services in areas such as Oxford, Salisbury, and Andover until the business was sold in 1995. In 1994, Mr. Dovey co-founded SPD CableTel Management, Inc., where he actively explored various entrepreneurial opportunities in the U.S. for providing converged cable and telephony services prior to co-founding CompleTel LLC in January 1998.

  James C. Allen will be elected to the Supervisory Board upon the consummation of our initial public offering. He also has served as a Director of CompleTel LLC since December 1998. From March 1993 to January 1998, Mr. Allen was the CEO and Vice-Chairman of Brooks Fiber Properties, Inc. Since June 1998, Mr. Allen has acted as an investment director and member of Meritage Investment Partners LLC, a Denver-based private equity firm that invests exclusively in telecommunication companies. Mr. Allen also presently serves on the boards of directors of MCI WorldCom Inc., a publicly traded U.S. and international telecommunications company, Verio Inc., a publicly traded Internet and Web hosting company, and Open Access Broadband Networks, Inc., a privately held company. Mr. Allen also serves on the board of directors of David Lipscomb University in Nashville, Tennessee.

  Lawrence F. DeGeorge was elected as a Managing Director in January 2000 and will resign that position and be elected to the Supervisory Board upon the consummation of our initial public offering. He also has served as a Director of CompleTel LLC since January 1998. Mr. DeGeorge is a private investor who has managed and participated in a number of principal equity investments in technology and communications companies, including, since December 1995, as President and Chief Executive Officer of LPL Investment Group, Inc., LPL Management Group, Inc., and DeGeorge Holdings Ltd. From June 1987 to January 1991, Mr. DeGeorge held various positions with Amphenol Corporation, including serving as President from May 1989 to January 1991, as Executive Vice President and Chief Financial Officer from June 1987 to May 1989, and as a director from June 1987 until January 1991. Mr. DeGeorge also presently serves as a director of Advanced Display Technologies which is publicly traded.

  Paul J. Finnegan was elected as a Managing Director in January 2000 and will resign that position and be elected to the Supervisory Board upon the consummation of our initial public offering. He also has served as a Director of CompleTel LLC since May 1998. Mr. Finnegan is a Managing Director of Madison Dearborn Partners, Inc., a Chicago-based private investment firm where he specializes in investing in companies in the communications industry. Prior to co-founding Madison Dearborn Partners in 1993, Mr. Finnegan was an investment officer at First Chicago Venture Capital for 11 years. He presently serves on the boards of directors of Allegiance Telecom, Inc. and Focal Communications Corporation, each of which is publicly traded, and of several private companies, @link Networks Inc., Enews.com, Madison River Telephone Company, LLC, Reiman Holding Company, LLC and Wireless One Network, L.P. He is a member of the board of trustees of The Skyline Fund, a small-cap mutual fund.

  Royce J. Holland will be elected to the Supervisory Board upon consummation of our initial public offering. He also has served as a Director of CompleTel LLC since August 1998. Mr. Holland is a co-founder and the Chairman and CEO of Allegiance Telecom, Inc. Prior to founding Allegiance Telecom, Inc., Mr. Holland was one of several co-founders of MFS Communications Company, Inc., where he served as President and Chief Operating Officer from April 1990 until September 1996 and as Vice Chairman from September 1996 to February 1997. In January 1993, Mr. Holland was appointed by President George Bush to the National Security Telecommunications Advisory Committee. Mr. Holland also presently serves on the boards of directors of Allegiance Telecom, Inc., and CSG Systems, which are publicly traded, and Choice One Communications, a private company.

  James H. Kirby will be elected to the Supervisory Board upon the consummation of our initial public offering. He also has served as a Director of CompleTel LLC since May 1998. Mr. Kirby is a Director of Madison Dearborn Partners, Inc., a Chicago-based private investment firm where he specializes in investing in companies in the communications industry. Prior to joining Madison Dearborn Partners in 1996, Mr. Kirby worked in investment banking and private equity investing at Lazard Freres & Co. LLC and The Beacon Group LLC. He presently serves on the boards of directors of several private companies including Wireless One Network, L.P., Orblynx, Inc. and Reiman Holding Company, LLC.

  James N. Perry, Jr. will be elected to the Supervisory Board upon the consummation of our initial public offering. He also has served as a Director of CompleTel LLC since May 1998. Mr. Perry is a Managing Director of Madison Dearborn Partners, Inc., a Chicago-based private investment firm where he specializes in investing in companies in the communications industry. Prior to co-founding Madison Dearborn Partners in 1993, Mr. Perry was an investment officer at First Chicago Venture Capital for eight years. He presently serves on the boards of directors of Allegiance Telecom, Inc., Focal Communications Corporation, VoiceStream Wireless Corporation and Clearnet Communications, each of which is publicly traded.

  William H. Pearson will be appointed as a Managing Director, and the President and Chief Executive Officer of CompleTel Europe upon the consummation of our initial public offering. Mr. Pearson, one of the co-founders of CompleTel LLC, has served as President of European Operations of CompleTel LLC since its inception and as its Chief Executive Officer since January 2000. In 1994, Mr. Pearson co-founded SPD CableTel Management, Inc. with Mr. Dovey. Between 1980 and 1994, Mr. Pearson held a variety of senior management positions with U S WEST Inc. From 1983 to 1989, Mr. Pearson worked in U S WEST's cellular division, including starting up its marketing department in 1983, becoming head of strategic planning in 1986, and managing the Rocky Mountain region from 1987 to 1988. In 1989, Mr. Pearson relocated to the United Kingdom, and he served as Senior Vice President of Marketing and Planning for TeleWest from 1990 to 1992, where he worked to develop U S WEST's cable telephony strategy, and as Executive Director of Business Development for U S WEST International from 1993 to 1994, where he evaluated numerous local loop opportunities in Western Europe and Latin America. In 1992, Mr. Pearson was an adjunct professor of graduate-level marketing at the University of Wisconsin-Madison School of Business.

  Hansjorg Rieder will be appointed as a Managing Director upon the consummation of our initial public offering. He has been with us since January 1999 and was appointed Managing Director of CompleTel GmbH in April 1999. Prior to joining CompleTel GmbH, Mr. Rieder was a Managing Director of COLT Telecom GmbH from March 1997 until March 1999. Mr. Rieder was the Chief Executive Officer and a Managing Director of GLOBEX GmbH and the Chief Executive Officer of Jo rg Rieder Consulting from January 1993 until March 1997. From April 1972 until December 1992, Mr. Rieder was a Vice President and Managing Director Germany for Digital Equipment.

  Martin Rushe will be appointed as a Managing Director upon the consummation of our initial public offering. He has been with us since June 1999 and was appointed President of CompleTel UK Limited, in January 2000. Prior to joining CompleTel UK Limited, Mr. Rushe was Managing Director of Web International Networks Limited from April 1995 until its acquisition by CompleTel and is currently the President. Prior to that, Mr. Rushe was a scientist with European Space Agency.

  Richard N. Clevenger will be appointed Senior Vice President and Chief Technology Officer of CompleTel Europe upon the consummation of our initial public offering. Mr. Clevenger, one of the co-founders of CompleTel LLC, has served as Senior Vice President and Chief Technology Officer of CompleTel LLC since its inception in January 1998, and as its Acting Chief Operating Officer since August 1999. Mr. Clevenger has served in various market development and technology management positions in domestic and international telecommunications for over 30 years. Prior to co-founding CompleTel in 1998, Mr. Clevenger worked from 1996 to 1997 as an independent management consultant on several business strategy, technology, and implementation matters relating to cable television, wireless cable, business and residential telephony, and business video, including for SPD CableTel Management, Inc., which he joined full time in 1997. Mr. Clevenger served as Senior Vice President and Chief Technology Officer for KBLCOM, Inc. from 1987 to 1995, during which time his duties included (i) serving as President and Chief Operating Officer of KBLCOM's business services subsidiary, Paragon Business Systems; (ii) working as Vice President of Market Development for KBLCOM's cable television subsidiary, KBL Ventures; and (iii) founding and serving as President and

Chief Operating Officer of the KBLCOM subsidiary, FIBRCOM, a successful competitive access provider. From 1982 to 1987, Mr. Clevenger was Vice President of Engineering and Technology for Cox Cable Communications, Inc. From 1973 to 1982, Mr. Clevenger served as Vice President of Engineering for United Cable Television of Colorado. From 1968 to 1973, Mr. Clevenger held a variety of positions at Cablecom General, Inc., including Division Engineer, General Manager, and Vice President of Engineering.

  David E. Lacey will be appointed as our Chief Financial Officer upon the consummation of our initial public offering. He joined CompleTel LLC in December 1998 and was appointed Chief Financial Officer and Treasurer of CompleTel LLC at that time. Prior to joining CompleTel LLC, Mr. Lacey served in a variety of positions for Storage Technology Corporation including, from June 1996 to December 1998, as Executive Vice President and Chief Financial Officer, from February 1995 to May 1996 as Interim Chief Financial Officer and Corporate Vice President, and from October 1989 to February 1995, as Corporate Controller.

  Anna Lascar will be appointed as our Vice President of Legal Affairs and General Counsel prior to the consummation of our initial public offering and has served as Directeur Juridique (legal counsel) for CompleTel SAS since July 1998. Prior to joining us, Ms. Lascar was Special Counsel in the Paris office of the law firm of Willkie Farr & Gallagher from 1994 to 1998. From 1984 through 1993, Ms. Lascar was a partner in the law firm of Salans Hertzfeld & Heilbronn in Paris.

  John M. Hugo will be appointed Corporate Controller and Chief Accounting Officer upon to the consummation of our initial public offering. Mr. Hugo joined CompleTel LLC as its Corporate Controller in April 1999. Prior to joining CompleTel LLC, Mr. Hugo was the Assistant Corporate Controller for Jones Intercable, Inc. from 1994 to 1999. From 1988 to 1993, Mr. Hugo was employed with Arthur Andersen LLP's audit and business advisory services division. Mr. Hugo is a certified public accountant in the state of Colorado.

  John T. Puhl has been CompleTel LLC's Chief Information Officer since September 1998 and will be appointed to the same position with us upon the consummation of our initial public offering. Prior to joining CompleTel LLC, Mr. Puhl worked from December 1996 to September 1998 as Managing Director and Vice President of Tanning Technology Europe, a telephony consultant. From May 1995 to November 1996, Mr. Puhl was Managing Director and Vice President of SageComm International, a telephony consultant. From February 1992 to March 1995, Mr. Puhl was Vice President of AT&T Europe.

  Jerome de Vitry joined us in February 1999 and has been the President of CompleTel S.A.S. since March 1999. Prior to joining CompleTel S.A.S., Mr. de Vitry was Vice President of Radio Communications France for Alcatel Access System Division from January 1995 until December 1999. From January 1993 until December 1995, Mr. de Vitry was Vice President Marketing, and Research and Development for Alcatel Radio Transmissions Systems.

Committees of the Supervisory Board

  We intend to establish three Supervisory Board committees upon the consummation of our initial public offering, including:

  .  an audit committee;
  .  a compensation committee; and
  .  an executive committee.

  The audit committee. The members of the audit committee will be Messrs. Allen, DeGeorge and Holland. The audit committee will be responsible for making recommendations to the Board of Management regarding the selection of independent auditors, reviewing the results and scope of the audit and other services provided by our independent accountants and reviewing and evaluating our audit and control functions.

  The compensation committee. The members of the compensation committee will be Messrs. Allen, DeGeorge, Finnegan and Holland. The compensation committee will be responsible for reviewing, and as it deems appropriate, recommending to the Supervisory Board with respect to members of the Board of Management, and to the Board of Management with respect to other managerial employees, policies, practices and procedures relating to compensation and the establishment and administration of employee benefit plans. The compensation committee will be responsible for making recommendations to the Board of Management in relation to any employee stock option, stock purchase or other rights plans, and advises and consults with our officers as may be requested regarding managerial personnel policies.

    The executive committee. The members of the executive committee will be Messrs. Dovey, Finnegan and DeGeorge. The executive committee will be authorized to take certain actions on behalf of the Supervisory Board, but such actions must be approved unanimously by the members of the executive committee or they will be referred to the full Supervisory Board.

Item 11.  Executive Compensation

    The following table sets forth in summary form all compensation paid during the years ended December 31, 1999 and December 31, 1998, to the Chief Executive Officer and each Executive Officer of CompleTel LLC whose annual salary and bonus exceeded $100,000 during such year:

                          Summary Compensation Table

                                                                           Annual Compensation
                                                         -------------------------------------------------------
Name and principal position                              Fiscal Year  Salary ($)  Bonus ($)  Compensation ($)(1)
-------------------------------------------------------
James E. Dovey.........................................         1999   $183,750   $183,750       $        --
Chairman of the Board and Chief Executive Officer(2)            1998    175,000     95,000                --
William H. Pearson.....................................         1999   $183,750   $183,750           $78,576
President of European Operations(3)                             1998    175,000     96,250            45,407
Richard N. Clevenger...................................         1999   $157,500   $157,500           $33,768
Senior Vice President and Chief Technology Officer(4)           1998    150,000     82,500            32,987
David E. Lacey.........................................         1999   $170,000   $ 85,000       $        --
Senior Vice President and Chief Financial Officer(5)            1998      7,083         --                --

_____________
(1) Includes perquisites and other benefits paid in excess of 10% of the total annual salary and bonus received by such officer during the last fiscal year. These amounts consist of housing allowances, moving expenses and travel expenses associated with the relocation of these executives to Paris and their ongoing foreign service.
(2) Mr. Dovey resigned as Chief Executive Officer effective December 31, 1999. He currently holds the positions of Chairman of the Board of CompleTel LLC and Managing Director of CompleTel Europe. Upon consummation of our initial public offering, he will resign as Managing Director and be elected as a member of the Supervisory Board of CompleTel Europe.
(3) Mr. Pearson currently holds this position with, and is the Chief Executive Officer of, CompleTel LLC. Upon the consummation of our initial public offering, he will be appointed Managing Director, President and Chief Executive Officer of CompleTel Europe.
(4) Mr. Clevenger currently holds these positions with CompleTel LLC. Upon the consummation of our initial public offering, he will be appointed to these same positions with CompleTel Europe.
(5) Mr. Lacey joined us in December 1998. He currently holds these positions with CompleTel LLC. Upon the consummation of our initial public offering, he will be appointed to these same positions with CompleTel Europe.

Employment agreements

    In May 1998, CompleTel LLC's wholly owned subsidiary, CableTel Management, Inc., entered into employment agreements with each of Messrs. Pearson and Clevenger, subsequently amended in February 2000, which include the following terms:

    Salary. During the course of their employment, Mr. Pearson is to receive an annual base salary of $175,000, and Mr. Clevenger is to receive an annual base salary of $150,000. These salaries may be adjusted upward by the board. In 1999, they were increased to $183,750 and $157,500, respectively.

    Bonus. At the end of each calendar year, each of Messrs. Pearson and Clevenger will be entitled to receive an incentive bonus of up to 55% of his annual salary if we achieve certain performance benchmarks set by the board during the year. For 1999, CableTel Management, Inc.'s board augmented the bonus awards for each of these individuals.

    Tax equalization. As expatriates, Messrs. Pearson and Clevenger are subject to additional taxes and different taxes than if they lived and worked in the U.S. Consequently, their employment agreements contain tax equalization provisions designed to ensure that they will be placed in substantially the same economic position as if they were employed in the U.S.

  Severance. Messrs. Pearson and Clevenger will receive severance benefits if their employment is terminated due to death, disability, or nonperformance in an amount equal to their base salary and benefits for nine months. Each is entitled to receive severance benefits equal to his base salary and benefits for 24 months after the date of termination if he is terminated without cause or if he is terminated or constructively terminated within six months after a change in control. If the employee resigns or is terminated for cause, he will not be entitled to severance benefits.

  In December 1998, CableTel Management, Inc. entered into an employment agreement with Mr. Lacey, Senior Vice President and Chief Financial Officer, including, the following terms, among others:

  Salary. During the course of his employment, Mr. Lacey is to receive an annual base salary of $170,000, which salary may be adjusted upward by the board.

  Bonus. At the end of each calendar year, beginning in 1999, Mr. Lacey will be entitled to receive an incentive bonus of up to 50% of his annual salary if he achieves during the year certain performance benchmarks set by the board.

  Severance. Mr. Lacey will receive severance benefits in an amount equal to his base salary and benefits for three months in the event his employment is terminated due to his death or disability, for nonperformance, by us, without cause, or within six months after a change of control. If his employment is terminated for cause or he resigns, he will not be entitled to severance benefits.


Compensation of members of the Supervisory Board

  We will reimburse the members of the Supervisory Board for their reasonable out-of-pocket expenses incurred in connection with attending board or committee meetings for CompleTel Europe or any of its subsidiaries. Additionally, we have agreed to maintain existing levels of directors' and officers' indemnity insurance coverage. Except Mr. Dovey, who is compensated as an employee of CableTel Management, Inc., the members receive no other compensation for services provided as a member of the Supervisory Board, as a member of the board of any of our subsidiaries, or as a member of any board committee.


Compensation committee interlocks and insider participation

  The members of the Compensation Committee for CompleTel Europe will include Messrs. Allen DeGeorge, Finnegan and Holland. All of these individually serve on the Board of CompleTel LLC. Mr. Dovey, who will be Chairman of the Supervisory Board, and Mr. Pearson, who will be our President and Chief Executive Officer, are both currently members of CompleTel LLC's board.


Stock option plan

  We adopted the CompleTel Europe N.V. 2000 Stock Option Plan (option plan) on December 10, 1999, subsequently amended as of February 18, 2000. The option plan provides for the grant of options to purchase shares to our employees and employees of our affiliated companies. Affiliated companies are those companies
(1) in which we directly or indirectly own a majority of its stock or other capital interest, (2) a company that, directly or indirectly, owns a majority of our stock or other capital interest, or (3) a company in which CompleTel LLC, directly or indirectly, owns 100% of the stock or other capital interest.

  A maximum of 18,919,960 options are authorized under the option plan. The number of shares is subject to adjustment on account of stock splits, repayment of capital on the shares, the issue of shares in our capital out of the retained earnings or the capital surplus account, or recapitalization, spinoff or other dilutive change in our capital structure. Options granted to employees who reside in France will be adjusted in accordance with the requirements of French law. Shares that are issued or issuable upon exercise of options reduce the maximum number of shares available for grant under the option plan. Shares that were subject to expired or terminated and unexercised options are available for grants under the option plan.

Participation

  Options may be granted to our employees and employees of our affiliated companies who have an employment agreement with us or an affiliated company. In December 1999, we had granted options covering 2,035,230 shares with an option price of $2.60 per share to 348 employees of affiliated companies. In February 2000, we granted additional options to purchase 383,740 shares at an option price of $2.60 per share to 70 employees. In addition, on March 27, 2000, we granted additional options to purchase 175,000 shares at the (Euro)17.50 public offering price to 17 employees.

Administration

  The option plan is administered by our Board of Management. The Board of Management is designated by the general meeting of shareholders as the corporate body authorized to grant options and to issue shares in accordance with the option plan.

  The Board of Management has the discretion to determine the employees to whom options may be granted under the option plan and the manner in which such options will vest. Options may be granted by the Board of Management to employees in such numbers and at such times during the term of the option plan as the Board of Management shall determine. The Board of Management has the discretion to grant options with terms and conditions that are different from the terms and conditions specified in the option plan and the appendices to the option plan as the Board of Management determines to be necessary or appropriate to comply with the laws of the country in which the grantee resides or is employed, or for any other reason.

Option price

  The option price must be at least equal to the fair market value of the shares on the date the option is granted. If the shares are not listed on a stock exchange, the Board of Management will determine fair market value according to the procedures that it determines or, if applicable, according to the procedure required by the law of the country in which the grantees work or reside. It is expected that the Board of Management will determine the manner in which a professional advisor may be engaged to verify the valuation and the manner in which any dispute concerning fair market value will be resolved. It is expected that fair market value will be determined no less frequently than every six months. The option price was determined by the Board of Management by taking into account the recent sale of a minority interest in CompleTel Europe and other factors in accordance with the method prescribed by our shareholder.

Vesting

  At the time an option is granted, the Board of Management may determine the vesting or other restrictions on exercise. The options granted to date are subject to vesting as follows:

  . options granted to employees resident in France vest in an increment of 60% of the shares subject to the option on the third anniversary of the date of grant and in two increments of 20% on the fourth and fifth anniversaries of the date of grant; and

  . options granted to employees resident in the United Kingdom, Germany, and the U.S. vest in annual increments of 25% of the shares subject to the option, commencing on the first anniversary of the date of grant.

Exercise and transferability of options

  An option may be exercised only by the employee to whom it was granted, or if the employee has died or become permanently disabled, the option may be exercised by the administrator of the employee's estate or the employee's heirs. The option may not be assigned or pledged in any manner. An employee may exercise the option in full or in part by giving us written notice stating the number of shares to be purchased.

  The option plan provides that, within seven days after the exercise of an option, we will transfer the shares purchased to the employee, provided that the employee has made arrangements satisfactory to us for the satisfaction of all withholding requirements.

  Options are not transferable other than by will or the laws of descent and distribution.

Sale of shares

  Shares acquired through exercise of an option may not be sold or otherwise disposed of for six months. However, shares acquired pursuant to the exercise of options granted to employees resident in France may not be sold for a period of five years after granted. Shares acquired pursuant to the exercise of options granted to employees resident in Germany may not be sold for a period of twelve months after the date the shares are acquired.

Term of options; termination of employment

  The period during which the option may be exercised, the option term, which may not be longer than ten years, is determined when the option is granted. Options granted to date have a ten year option term.

  If the employee terminates employment on account of retirement, early retirement, permanent disability or death, unexercised options held by that employee will expire one year after the date of termination or, if earlier, at the end of the option term. However, in the case of death, the option held by that employee will expire no earlier than six months after the date of death. The options held by that employee may be exercised only to the extent vested, exercisable and unconditional on the date of termination or the date of death. If the employee is dismissed for cause, outstanding options held by that employee expire immediately. If an employee terminates employment for any other reason, options held by that employee expire 30 days after termination. Options are exercisable only to the extent vested, exercisable and unconditional on the date of employment termination. Our Board of Management has the discretion to provide for different termination provisions at the time an option is granted.

Merger

  If there is a change in ownership of 50 percent or more of the shares or if we are merged in a transaction in which our shares are surrendered in exchange for another company's shares, we may make provision for such disposition or adjustment of the options as our Board of Management determines, in its sole discretion, to be fair and equitable. If there is a merger in which we are not the survivor, our Board of Management may require that the options be exchanged for options under the surviving company's option plan, provided that the new options are equivalent in value to the surrendered options, or our Board of Management may provide for such other adjustment to the options that the board, in its sole discretion, deems equitable. If there is a merger or a change in control, our Board of Management has the discretion to provide that the options become fully vested at the time or times determined by our Board of Management. If an option holder's employment terminates after a change in control other than for cause, the option will expire one year after the date of employment termination or, if earlier, at the end of the option term.

Amendment and termination

  Our Board of Management may amend or terminate the option plan in any respect at any time, but no amendment can impair any option previously granted without the consent of the affected employee.

Other equity incentives

  Executive management and selected key employees, including about 13% of our current employees, were given the opportunity to purchase common ownership interests in our indirect parent, CompleTel LLC, at fair market value. These interests are not transferable and are subject to both time vesting tied to the executive's continued employment with CompleTel LLC or its subsidiaries and performance vesting tied to the private equity investors' return on investment restrictions. Holders of these interests will be entitled to receive a pro rata number of CompleTel Europe shares when and if CompleTel LLC is liquidated.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  Prior to our initial public offering, all of CompleTel Europe's issued and paid-up shares were owned by CompleTel Holdings LLC (indirectly through its wholly owned subsidiary, CompleTel (N.A.) N.V.). CompleTel LLC owns all of the class A interests of CompleTel Holdings LLC which represent 94.15% of CompleTel Holdings' total equity. The remaining 5.85% is represented by the non-voting class B interests included in the units purchased by the holders of the notes. CompleTel LLC's power to vote and dispose of its equity interests in CompleTel Holdings LLC is exercised by CompleTel LLC's board of managers, which is elected by the holders of CompleTel LLC's preferred interests and common interests. CompleTel Holdings' power to vote and dispose of our outstanding capital stock is exercised by CompleTel Holdings LLC's board of managers, which is elected by CompleTel LLC as the owner of all of the voting interests in CompleTel Holdings LLC. CompleTel LLC's board of managers and CompleTel Holdings' board of managers have the same composition. Thus, the holders of preferred and common interests in CompleTel LLC could be deemed to be beneficial owners of the equity interests of CompleTel Holdings LLC owned by CompleTel LLC and the capital stock of CompleTel Europe indirectly owned by CompleTel Holdings LLC. None of the holders of the class B interests of CompleTel Holdings hold interests representing more than 5% of the outstanding common equity interests of CompleTel Holdings.

  The following table sets forth information regarding the beneficial ownership of our equity securities as of March 27, 2000 by:

  .  each of the directors and the named executive officers;
  . all directors and executive officers as a group; and . each owner of more than 5% of our equity securities ("5% Owners" ).

  Information with respect to ownership of CompleTel Europe shares is based on ownership of CompleTel LLC interests and is presented on a fully diluted basis giving effect to the mandatory conversion of all outstanding preferred interests upon consummation of our initial public offering.

                                                                                        CompleTel Europe N.V.
                                                                               -------------------------------------
                                                                                                Percentage of shares
                                                                                               ----------------------
                                                                                                Prior to     After
Name of beneficial owner                                                         Shares Owned   Offering    Offering
-----------------------                                                          ------------  ----------  ----------
Directors and Named Executive Officers:
James E. Dovey(1)                                                                   6,276,099        5.0%   4.1%
William H. Pearson(2)                                                               6,299,879        5.0    4.1
Richard N. Clevenger(3)                                                             5,383,881        4.3    3.5
David E. Lacey(4)                                                                   1,080,319        0.9    0.7
James C. Allen(5)                                                                     794,011        0.6    0.5
Royce J. Holland(6)                                                                   794,011        0.6    0.5
Lawrence F. DeGeorge(7)(9)                                                         25,194,939       20.0   17.0
Paul J. Finnegan                                                                         *            *
James H. Kirby                                                                           *            *
James N. Perry, Jr.                                                                      *            *
All directors and executive officers as a group (15 persons)                       46,933,583       37.2   31.1
5% Owners:
Madison Dearborn Partners(8)                                                       60,948,733       48.3   40.5
DeGeorge Telecom Holdings Limited Partnership(9)                                   25,194,939       20.0   17.0

_______
* Less than 1%
(1) These shares are held indirectly by Mr. Dovey, Dovey Company LLC and Dovey Family Partners LLP through their ownership interests in CompleTel LLC. Mr. Dovey has sole voting power for each of these entities. Mr. Dovey's address is 6300 S. Syracuse Way, Suite 355, Englewood, Colorado 80111.
(2) These shares are held indirectly by Mr. Pearson, Haj LLC and Haj Pearson LLC, through their ownership interests in CompleTel LLC. Mr. Pearson has sole voting power for each of these entities. Mr. Pearson's address is Immeuble Artois, 44 rue Washington, 75008 Paris.
(3) These shares are held indirectly by Mr. Clevenger, Clevenger Family LLLP and Clevenger Company LLC, through their ownership interests in CompleTel LLC. Mr. Clevenger has sole voting power for each of these entities. Mr. Clevenger's address is Immeuble Artois, 44 rue Washington, 75008 Paris.
(4) Mr. Lacey's address is 6300 S. Syracuse Way, Suite 355, Englewood, Colorado 80111.
(5) These shares are held indirectly by Mr. Allen through his ownership interests in CompleTel LLC.
(6) These shares are held indirectly by Mr. Holland through his ownership interests in CompleTel LLC.
(7) Mr. DeGeorge is the Chairman and Chief Executive Officer of LPL Investment Group, Inc., which controls DeGeorge Telecom Holdings Limited Partnership,
(8) These shares are held indirectly by Madison Dearborn Capital Partners II, L.P. through its ownership interests in CompleTel LLC. Madison Dearborn Partners has agreed to purchase shares in our initial public offering at the public offering price for an aggregate amount of $20 million. Messrs. Finnegan and Perry are managing directors of Madison Dearborn Partners, Inc., the general partner of the general partner of Madison

     Dearborn Capital Partners II, L.P. The address of Madison Dearborn Partners is Three First National Plaza, Chicago, Illinois 60602.
(9) These shares are held by DeGeorge Telecom Holdings Limited Partnership through its ownership interests in CompleTel LLC and CompleTel Holdings LLC. LPL Telecom Europe, L.P., an affiliate of DeGeorge Telecom Holdings Limited Partnership, has agreed to purchase shares in our initial public offering at the public offering price for an aggregate amount of $14 million. Mr. DeGeorge has sole voting and investment power over the units owned by DeGeorge Telecom Holdings Limited Partnership. The address of DeGeorge Telecom Holdings Limited Partnership is 639 Isbell Road, Suite 390, Reno, Nevada 89509.

Item 13.  Certain Relationships and Related Transactions

January 1999 Equity contribution

  In January 1999, in connection with a corporate restructuring, CompleTel LLC contributed approximately $58 million of equity, in cash and receivables, and in exchange, CompleTel Europe issued 73,537,325 shares. Of the $58.0 million contributed by CompleTel LLC, approximately $6.2 million was a receivable, and $51.8 million was cash. In connection with that transaction, Madison Dearborn Partners and DeGeorge Holdings, each a beneficial owner of more than 5% of outstanding shares of CompleTel Europe, purchased additional CompleTel LLC preferred interest for $2.51 million and $1.06 million, respectively, representing 2,847,053 and 1,202,341 CompleTel Europe shares; and Mr. Dovey, who will become a Supervisory Director of Completel Europe, and Messrs. Pearson, Clevenger and Lacey, purchased additional CompleTel LLC preferred interests for an aggregate of $57,000, representing 64,654 shares of CompleTel Europe.

February 1999 units offering

  In February 1999, CompleTel Europe and CompleTel Holdings LLC issued 147,500 units, each unit consisting of $1,000 principal amount at maturity of 14% senior discount notes of CompleTel Europe due 2009 and 10 non-voting class B interests of CompleTel Holdings, in an offering under Rule 144A of the Securities Act. Mr. DeGeorge, one of the Managing Directors, purchased 4,000 units in the offering on the same terms as the other purchasers.

  In connection with the issuance of the class B interests of CompleTel Holdings LLC, CompleTel Europe, CompleTel Holdings LLC and CompleTel (N.A.) N.V. entered into a subscription agreement pursuant to which CompleTel (N.A.) N.V. purchased shares representing 7.0% of the issued share capital of CompleTel Europe on a fully diluted basis and issued a corresponding percentage of its equity interests to CompleTel Holdings LLC for the capital accounts of the holders of class B interests of CompleTel Holdings LLC.

  Pursuant to the subscription agreement, the Company has agreed that all future transactions between the Company and its officers, directors, principal shareholders or their respective affiliates, will be on terms no less favorable to the Company than can be obtained from unrelated third parties.

November 1999 equity contribution

  In November 1999, CompleTel Holdings issued additional class A interests to CompleTel LLC, the holder of all of the outstanding CompleTel Holdings LLC class A interests, in exchange for an additional equity contribution by CompleTel LLC of approximately $42.14 million. As a result of this transaction, the corresponding percentage of class B interests was reduced from 7.0% to 5.85%. Madison Dearborn Partners and DeGeorge Holdings, each a beneficial owner of more than 5% of our outstanding shares, purchased CompleTel LLC preferred interests for $20.21 million and $8.34 million, respectively, representing 9,882,914 and 4,111,779 shares of CompleTel Europe respectively. Additionally, Messrs. Dovey, Allen and Holland, each of whom will become a Supervisory Director of CompleTel Europe, purchased CompleTel LLC preferred interests for $0.48 million, $0.23 million and $0.23 million, respectively, representing 238,200, 111,160 and 111,160 shares, respectively, of CompleTel Europe; and Messrs. Pearson, Clevenger and Lacey, each of whom will be an executive officer of CompleTel Europe, purchased CompleTel LLC preferred interests for $0.20 million, $0.17 million and $0.20 million respectively, representing 98,683, 83,937 and 98,683 shares, respectively, of CompleTel Europe.

Employee loans

  In January 2000, iPecenta Limited, a wholly owned indirect subsidiary of CompleTel Europe, loaned Martin Rushe, who will be appointed a Managing Director of CompleTel Europe upon the consummation of this offering and serves as the President of CompleTel UK Limited, the principal amount of $206,500 to purchase 100 common units of CompleTel LLC. The principal amount, together with accumulated interest at the rate of 7% compounded semi-annually, is due and payable on the earlier of January 15, 2003, or 30 days after a termination for cause, or 90 days after any other termination of employment. The common units are subject to time and performance vesting and forfeiture provisions and will, if vested, entitle Mr. Rushe to receive a pro rata number of CompleTel Europe shares when and if CompleTel LLC is liquidated. iPecenta has agreed to forgive a pro rata portion of the principal and interest on the note as the common units vest or upon any forfeiture.

  A limited number of our employees obtained interest bearing loans in an aggregate principal amount of (Euro)2,000,000 from a commercial bank to purchase our shares. These include loans to Hansjorg Rieder and Martin
Rushe, who will be appointed as Managing Directors of CompleTel Europe, in the principal amounts of (Euro)567,000 and (Euro)309,000, respectively. The loans are for a term of 18 months and will be secured by a pledge of the shares purchased by such individuals. In addition, CompleTel Europe has agreed to guarantee the employee and officer loans in the approximate total amount of
(Euro)2,000,000 and has agreed to assume the interest cost payments on the loans.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

(a)  Index to Financial Statements

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

Exhibit No.  Description
-----------  -------------------------------------------------------------------
     3.1(2)  Articles of Association of CompleTel Europe N.V.
     3.2(7) Form of Amended Articles of Association of CompleTel Europe N.V. 4.1(1) Specimen stock certificate for shares of CompleTel Europe N.V.
    10.1(4) (Euro)265 Million Senior Secured Credit Facility dated January 6, 2000, among Goldman Sachs International and Paribas Corporation, as co-arrangers, and other banks
    10.2(4) Purchase Agreement dated August 4, 1999, between CompleTel GmbH and Siemens AG.
    10.3(1) Supply Agreement dated January 8, 1999, between CompleTel SAS and Matra Nortel Communications
    10.4(1) Arrete dated November 17, 1988 authorizing CompleTel SARL to set up and operate a telecommunications network open to the public and to supply the public with the telephone service, as published December 13, 1998
    10.5(1) License dated January 11, 1999 granted by the Secretary of State for Trade and Industry to CompleTel UK Limited under Section 7 of the Telecommunications Act 1984
    10.6(2) German License Certificate Class 3 for the Operation and Performance of Public Telecommunications German license certificate Class 3 for the Operation and Performance of Public Telecommunications Services by the Licensee or Others dated March 8, 1999
    10.7(2) German License Certificate Class 4 for the Operations of Voice Telephone Service on the Basis of a Self-Operated Telecommunications Network dated March 8, 1999
    10.8(3)  Extension of Class 3 German License
    10.9(3)  Extension of Class 4 German License
   10.10(4)  CompleTel Europe N.V. 2000 Stock Option Plan
   10.11(1) Employment Agreement by and between CableTel Management, Inc. and William H. Pearson, dated as of May 18, 1998
   10.12(1) Employment Agreement by and between CableTel Management, Inc. and Richard N. Clevenger, dated as of May 18, 1998

   10.13(1) Employment Agreement by and between CableTel Management, Inc. and David Lacey dated as of December 16, 1998
   10.14(1) Employment Agreement by and between CableTel Management, Inc. and James E. Dovey dated as of May 18, 1999
   10.15(1) Amended and Restated CompleTel LLC Guaranty Agreement, dated as of July 14, 1999 by CompleTel LLC in favor of the noteholders
   10.16(1) Equity Registration Rights Agreement dated as of February 16, 1999 among CompleTel (N.A.) N.V., CompleTel Europe N.V., the Shareholders named therein, the initial purchasers and U.S. Bank Trust National Association, as Transfer Agent
   10.17(7) First Amendment to CompleTel Europe N.V. 2000 Stock Option Plan 10.18(6) Second Amended and Restated Registration Agreement dated as of
             November 23, 1999 by and among CompleTel LLC and the Holders named therein
   10.19(7) Form of First Supplement to Second Amended and Restated Registration Agreement dated as of November 23, 1999 by and among CompleTel LLC and the Holders named therein
    12.1     Computation of Ratio of Earnings to Fixed Charges
    21.1(5)  Subsidiaries of CompleTel Europe N.V.
    27.1     Financial Data Schedule
___________
(1) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4, file number 333-82305, filed with the Securities and Exchange Commission on July 2, 1999 and incorporated herein by reference.
(2) Previously filed as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-4, file number 333-82305, filed with the Securities and Exchange Commission on August 27, 1999 and incorporated herein by reference.
(3) Previously filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-4, file number 333-82305 filed with the Securities and Exchange Commission on September 14, 1999 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4, file number 333-82305, filed with the Securities and Exchange Commission on January 31, 2000 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Registrant's Registration Statement on Form F-1, file number 333-30834, filed with the Securities and Exchange Commission on February 22, 2000.
(6) Previously filed as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form F-1, file number 333-30834, filed with the Securities and Exchange Commission on March 6, 2000.
(7) Previously filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form F-1, file number 333-30834, filed with the Securities and Exchange Commission on March 22, 2000.


     (b)  Financial Statement Schedules:

     Schedules have been omitted because the information required to be shown in the schedules is not applicable or is included elsewhere in our financial statements or the notes thereto.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th day of March 2000.

                                 COMPLETEL EUROPE N.V.


                                 By: /s/ James E. Dovey
                                     -------------------------------
                                               James E. Dovey
                                              Managing Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the date indicated.

           Signature                   Title                           Date
           ---------                   -----                           -----
     /s/ James E. Dovey
---------------------------------      Managing Director                March 29, 2000
         James E. Dovey                (Principal Executive Officer)

     /s/ Lawrence F. DeGeorge
---------------------------------      Managing Director                March 29, 2000
      Lawrence F. DeGeorge             (Principal Executive Officer)

     /s/ Paul J. Finnegan
---------------------------------      Managing Director                March 29, 2000
        Paul J. Finnegan               (Principal Executive Officer)

     /s/ P.C.E. van Witteveen
     /s/ P. Maletic
---------------------------------      Managing Director                March 29, 2000
   ING Trust (Netherlands) B.V.        (Principal Executive Officer)
    By: P.C.E. van Witteveen
        General Proxy Holder
        and
        P. Maletic
        Special Proxy Holder

     /s/ David E. Lacey
---------------------------------      Principal Financial Officer      March 29, 2000
         David E. Lacey

     /s/ John M. Hugo
---------------------------------      Principal Accounting Officer     March 29, 2000
         John M. Hugo