Form 10-Q
period 2000-03-31
COMPLE TEL EUROPE NV
filed 2000-05-15
CIK 1089558

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000.

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

                                 Kruisweg 609
                               2132 NA Hoofddorp
                                The Netherlands
                   (Address of principal executive offices)

                               (31) 20 666 1701
                          (Issuer's telephone number)

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

                                     [ ] Yes    [X] No

As of April 1, 2000, the Registrant had outstanding 157,413,060 shares of its capital stock.

                             COMPLETEL EUROPE N.V.
                                   FORM 10-Q

                                     INDEX


                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.     FINANCIAL INFORMATION                                                               1

   ITEM 1.  Financial Statements (unaudited)                                                    1

            Consolidated Condensed Balance Sheets as of
            March 31, 2000 and December 31, 1999 (unaudited)                                    1

            Consolidated Condensed Statements of Operations for the
            Three Months Ended March 31, 2000 and 1999 (unaudited)                              2

            Consolidated Condensed Statement of Shareholders' Equity (Deficit) for the
            Three Months Ended March 31, 2000 (unaudited)                                       3

            Consolidated Condensed Statements of Cash Flows for the
            Three Months Ended March 31, 2000 and 1999 (unaudited)                              4

            Notes to Unaudited Consolidated Condensed Financial Statements (unaudited)          5

   ITEM 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                              12

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                         22

PART II     OTHER INFORMATION                                                                  23

   ITEM 1.  Legal Proceedings                                                                  23
   ITEM 2.  Changes in Securities and use of Proceeds                                          23
   ITEM 3.  Defaults upon Senior Securities                                                    23
   ITEM 4.  Submission of Matters to a Vote of Security Holders                                23
   ITEM 5.  Other Information                                                                  25
   ITEM 6.  Exhibits and Reports on Form 8-K                                                   25

SIGNATURES                                                                                     28


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

Unless otherwise indicated, all share numbers reflect the five-for-one split we effected February 25, 2000.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                    COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                    --------------------------------------


                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                  (Stated in thousands of Euros  see Note 2)
                                  (Unaudited)

                                                                      March 31,      December 31,
                             ASSETS                                     2000             1999
                             ------                                -------------     ------------

CURRENT ASSETS:
  Cash and cash equivalents                                        (Euro)521,643     (Euro)57,115
  Customer accounts receivable                                             4,588            1,709
  Affiliate receivables                                                    6,635              304
  Prepaid expenses, VAT receivables, and other current assets             12,102           14,677
                                                                   -------------     ------------
      Total current assets                                               544,968           73,805
                                                                   -------------     ------------
LONG-TERM ASSETS:
  Property and equipment, net (Note 4)                                   123,871           91,946
  Licenses and other intangibles, net                                      4,188            4,557
  Deferred financing costs, net                                           12,164            5,082
  Other long-term assets                                                     846              818
                                                                   -------------     ------------
      Total long-term assets                                             141,069          102,403
                                                                   -------------     ------------
TOTAL ASSETS                                                       (Euro)686,037    (Euro)176,208

  LIABILITIES AND SHAREHOLDERS' EQUITY:
  ------------------------------------

CURRENT LIABILITIES:
  Construction payables                                             (Euro)28,388   (Euro)  28,593
  Trade accounts payable                                                  12,947            9,850
  Accrued liabilities                                                     21,303           12,686
  Affiliate payables                                                       5,781            2,412
                                                                   -------------     ------------
      Total current liabilities                                           68,419           53,541
                                                                   -------------     ------------
LONG-TERM DEBT                                                            86,143           79,596
                                                                   -------------     ------------
SHAREHOLDERS' EQUITY:
  Ordinary shares, Euro.10 par value; 625,000,000 shares
    authorized, 157,413,060 and 126,133,060 shares issued
    and outstanding at March 31, 2000 and December 31, 1999,
    respectively                                                          15,741           12,613
  Additional paid-in capital                                             778,217          120,121
  Deferred compensation                                                 (105,493)         (28,087)
  Other cumulative comprehensive loss                                     (2,426)          (4,268)
  Accumulated deficit                                                   (154,564)         (57,308)
                                                                   -------------     ------------
TOTAL SHAREHOLDERS' EQUITY                                               531,475           43,071
                                                                   -------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         (Euro)686,037    (Euro)176,208


         The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                    COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                    --------------------------------------


                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------
(Stated in thousands of Euros, except share and per share amounts  see Note 2)
                                  (Unaudited)

                                                     Three Months Ended
                                                  March 31,       March 31,
                                                    2000            1999
                                                ----------------------------
REVENUES                                        (Euro)  2,972   (Euro)     -
                                                -------------   ------------
OPERATING EXPENSES:
 Network costs                                          3,011            119
 Selling, general and administrative                   13,127          3,454
 Management fees to affiliated party                    2,117            856
 Non-cash compensation charges                         69,660             31
 Depreciation and amortization                          2,946            123
                                                -------------   ------------
  Total operating expenses                             90,861          4,583
                                                -------------   ------------

OPERATING LOSS                                        (87,889)        (4,583)

OTHER INCOME (EXPENSE)
 Interest income                                          444            500
 Interest expense, net of capitalized interest         (1,868)        (1,170)
 Foreign exchange loss and other expense               (7,943)             -
                                                -------------   ------------
  Total other income (expense)                         (9,367)           670
                                                -------------   ------------
NET LOSS BEFORE INCOME TAXES                          (97,256)        (5,253)

INCOME TAX PROVISION                                        -              -
                                                -------------   ------------
NET LOSS                                        (Euro)(97,256)  (Euro)(5,253)

BASIC AND DILUTED LOSS PER ORDINARY SHARE       (Euro)  (0.77)  (Euro) (0.07)
                                                =============   ============

WEIGHTED AVERAGE NUMBER OF ORDINARY
 SHARES OUTSTANDING                               126,820,533     76,258,178
                                                =============   ============



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                    --------------------------------------


      CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
      ------------------------------------------------------------------

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                   -----------------------------------------
(Stated in thousands of Euros, except share and per share amounts - see Note 2)
                                  (Unaudited)



                                                                                                                      Other
                                                                                                                   Cumulative
                                                       Common Shares             Additional                       Comprehensive
                                                ---------------------------       Paid-In          Deferred           Income
                                                  Number          Amount          Capital        Compensation         (Loss)
                                                -----------    ------------    -------------    --------------     ------------
BALANCE, December 31, 1999                      126,133,060    (Euro)12,613    (Euro)120,121    (Euro) (28,087)    (Euro)(4,268)

  Issuance of ordinary shares
    in connection with initial
    public offering, net of underwriters'
    discount and offering costs                  31,280,000           3,128          508,008                 -                -
  Deemed contributions by
    Parent related to allocation
    of non-cash compensation
    charges                                               -               -          141,312          (141,312)               -
Repurchase of shares allocated
    from Parent                                           -               -            3,022                 -                -
Issuance of stock options                                 -               -            5,754            (5,754)               -
  Amortization of deferred
    compensation                                          -               -                -            69,660                -
  Cumulative translation
    adjustment                                            -               -                -                 -            1,842

  Net loss                                                -               -                -                 -                -
                                                -----------    ------------    -------------    --------------     ------------
BALANCE, March 31, 2000                         157,413,060    (Euro)15,741    (Euro)778,217    (Euro)(105,493)    (Euro)(2,426)
                                                ===========    ============    =============    ==============     ============



                                                                           Total
                                                 Accumulated           Comprehensive
                                                   Deficit             Income (loss)      Total
                                                --------------         ------------   -------------
BALANCE, December 31, 1999                      (Euro) (57,308)        (Euro)(55,486) (Euro) 43,071

  Issuance of ordinary shares
    in connection with initial
    public offering, net of underwriters'
    discount and offering costs                              -                     -        511,136
  Deemed contributions by
    Parent related to allocation
    of non-cash compensation
    charges                                                  -                     -              -
Repurchase of shares allocated
    from Parent                                              -                     -          3,022
Issuance of stock options                                    -                     -              -
  Amortization of deferred
    compensation                                             -                     -         69,660
  Cumulative translation
    adjustment                                               -                 1,842          1,842

  Net loss                                             (97,256)              (97,256)       (97,256)

BALANCE, March 31, 2000                         (Euro)(154,564)        (Euro)(95,414) (Euro)531,475
                                                ==============         =============  =============



         The accompanying notes are an integral part of this unaudited condensed consolidated financial statements.

                    COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                    --------------------------------------


                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
 (Stated in thousands of Euros, except unit and per unit amounts - see Note 2)
                                  (Unaudited)


                                                             Three Months Ended
                                                          March 31,        March 31,
                                                            2000             1999
                                                       -------------    -------------
OPERATING ACTIVITIES:
 Net loss                                              (Euro)(97,256)   (Euro) (5,253)
 Adjustments to reconcile net loss to cash
  used by operating activities-
   Depreciation and amortization                               2,946              123
   Non-cash compensation expense                              69,660               31
 Accretion of senior notes                                     2,933            1,161
   Amortization of deferred financing costs                       74                -
   Changes in assets and liabilities-
    Increase in receivables                                   (2,879)          (1,422)
    Decrease (increase) in other current assets                2,575             (282)
    Increase in other long-term assets                           (28)             (45)
    Increase in trade accounts payable                         3,097            5,220
    Increase (decrease) in accrued liabilities                 5,595             (620)
    Increase (decrease) in net affiliate
     payables/receivables                                      2,962           (4,460)
                                                       -------------    -------------
    Net cash used by operating activities                    (10,321)          (5,547)
                                                       -------------    -------------
INVESTING ACTIVITIES:
 Expenditures for property and equipment                     (33,254)          (9,776)
 Purchase of licenses and other intangibles                        -           (1,819)
 Senior discount notes offering proceeds and
  investment earnings placed in escrow                             -          (64,676)
                                                       -------------    -------------
    Net cash used by investing activities                    (33,254)         (76,271)
                                                       -------------    -------------
FINANCING ACTIVITIES:
 Proceeds from senior discount notes                               -           62,858
 Proceeds from initial public offering                       511,136                -
 Proceeds from issuance of common shares
  and subsequent capital contributions                             -           55,720
 Deferred financing costs                                     (6,938)          (3,269)
                                                       -------------    -------------
    Net cash provided by financing activities                504,198          115,310
                                                       -------------    -------------
 Effect of exchange rates on cash                              3,905           (2,072)
                                                       -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    464,528           31,420

CASH AND CASH EQUIVALENTS, beginning of period                57,115            1,531
                                                       -------------    -------------
CASH AND CASH EQUIVALENTS, end of period               (Euro)521,643    (Euro) 32,951
                                                       =============    =============



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                    --------------------------------------


        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        --------------------------------------------------------------



1.   GENERAL:
     --------

CompleTel Europe N.V. ("CompleTel Europe") (together with its wholly-owned subsidiaries, the "Company") seeks to be a leading facilities-based operator of a technologically advanced, high capacity fiber optic communications infrastructure and provider of telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas across Western Europe, with an initial focus on network deployment in France and Germany. Additionally, the Company intends to provide Internet access services in France, Germany and the United Kingdom ("UK"). The Company's deployment plan includes building networks in ten metropolitan markets in France and seven markets in Germany.

The Company is majority owned by CompleTel LLC ("Parent").

The company has been principally engaged in developing its business plans, applying for and procuring regulatory and government authorizations, raising capital, hiring management and other key personnel, working on the design, development and construction of its fiber optic networks and operation support systems, negotiating equipment and facilities agreements, and negotiating interconnection agreements and certain right-of-way agreements. As a result of these activities, the Company has experienced significant operating losses and negative cash flows from operations. The Company expects to continue to generate negative cash flows from operations in each market while it emphasizes development, construction and expansion of its business and until the Company establishes a sufficient revenue generating customer base in that market. The Company also expects to experience increasing operating losses and negative cash flows from operations as it expands its operations and enters new markets, even if and after it achieves positive cash flow from operations in its initial markets.

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

2.   BASIS OF PRESENTATION:
     ----------------------

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and are in the form prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The Company has adopted a calendar fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

Functional Currency

Prior to January 1, 2000, the functional currency for CompleTel Europe was the U.S. dollar and the functional currency for each of CompleTel Europe's subsidiaries was the applicable local currency. Effective January 1, 2000, CompleTel Europe and each of its subsidiaries except those in the U.K. adopted the euro as their functional currency. Additionally, the Company has elected the euro as its financial reporting currency. As a result, the Company has restated prior period amounts by translating prior period U.S. dollar amounts into the euro. The Company's results of operations (accumulated deficit) for periods prior to January 1, 1999 introduction date for the euro have been restated using the January 1, 1999 exchange rate between the U.S. dollar and the euro.

3.   INITIAL PUBLIC OFFERING:
     ------------------------

On March 30, 2000, the Company completed its initial public offering ("IPO") of common stock. In that offering, the Company issued 31,280,000 shares of its common stock in exchange for gross proceeds of approximately (Euro)547.4 million. The Company will use the proceeds to (i) further develop fiber optic networks in its target markets in France and Germany, (ii) fund the expansion of its Internet-related services, (iii) develop complimentary local access systems,
(iv) fund net operating losses and (v) for general corporate purposes.

We have applied for an exemption from regulations required by the Investment Company Act of 1940. As a result of the regulation, to remain in compliance with the investment requirements we have invested approximately (Euro)434.8 million of our initial public offering proceeds in short-term maturities of U.S. treasury bills. As a result of this requirement, we have entered into forward currency contracts for the amount of these investments to minimize our currency exposure.

Compensation Charges

The Company's IPO caused certain common units of Parent held by employees of the Company and Parent to vest as a result of meeting specified performance vesting criteria. As a result, the Company recorded compensation expense of approximately (Euro)42.4 million based on the value of those vested common units as implied by the IPO price received. In addition, based upon the IPO value of the Company as indicated above, the Company recorded additional compensation expense and deferred compensation of approximately (Euro)24.0 million and
(Euro)74.9 million, respectively, for performance vesting units that did not vest as a result of the IPO but which may vest upon a qualified sale by Madison Dearborn Partners ("MDP") (investor in Parent) or in May 2005 based on a deemed vesting date as defined. The additional deferred compensation will be amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by MDP as defined in the executive securities agreements). The recorded amount of compensation expense and deferred compensation for these awards will be adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of each reporting period based on the then current market value of the Company's ordinary shares. For each (euro)1 increase in the market value per ordinary share, additional compensation expense and deferred compensation of approximately (euro)7.5 million will be recorded with respect to non-vested performance vesting units.

The compensation charges described above are included in non-cash compensation charges in the accompanying statement of operations for the three months ended March 31, 2000. Also included in non-cash compensation charges is (Euro)3.3 million resulting from the recognition of deferred compensation on stock options granted to employees and other common units of Parent held by employees subject only to time vesting.

Employee Loans

In January 2000 iPcenta Limited, a wholly-owned indirect subsidiary of the Company loaned a Managing Director of CompleTel Europe the principal amount of $206,500 to purchase common units of CompleTel LLC. The principal amount, together with accumulated interest at the rate of 7% compounded semi-annually, is due and payable on the earlier of January 15, 2003, or 30 days after a termination for cause, or 90 days after any other termination of employment. The common units are subject to vesting and forfeiture provisions and will, if vested, entitle the Managing Director to receive a pro rata number of CompleTel Europe shares when and if Parent is liquidated. iPcenta has agreed to forgive a pro rata portion of the principal and interest on the note as the common units vest or upon any forfeiture. The Company is recognizing compensation expense equal to the $206,500 loan amount which will be forgiven over the related vesting period of the common units.

A limited number of the Company's employees have obtained interest bearing loans in an approximate aggregate principal amount of (Euro)2,000,000 from a commercial bank to purchase the Company's shares. These include two loans to Managing Directors of CompleTel Europe, in the principal amounts of
(Euro)567,000 and (Euro)309,000, respectively. The loans are for a term of 18 months and are secured by a pledge of the shares purchased by such individuals. In addition, CompleTel Europe has agreed to guarantee the employee and officer loans in the approximate total amount of (Euro)2 million and has agreed to assume the interest cost payments on the loans.

4.   PROPERTY AND EQUIPMENT:
     -----------------------

Property and equipment includes network equipment, office furniture and equipment, computer equipment and software, leasehold improvements and construction in progress. These assets are stated at cost and are depreciated when ready for their intended use. Property and equipment at March 31, 2000 and December 31, 1999, consisted of the following (in thousands):

                                                        March 31,     December 31,
                                                          2000            1999
                                                     --------------   ------------
          Network equipment                          (Euro)  61,743   (Euro)42,343
          Office furniture and equipment                      2,182          1,384
          Computer equipment and software                     6,334          5,095
          Leasehold improvements                              3,558          1,847
          Buildings                                             216            205
                                                     --------------   ------------
          Property and equipment, in service                 74,033         50,874
          Less: accumulated depreciation                     (7,013)        (4,144)
                                                     --------------   ------------
          Property and equipment, in service, net            67,020         46,730
          Network construction in progress                   56,851         45,216
                                                     --------------   ------------
          Property and equipment, net                 (Euro)123,871   (Euro)91,946
                                                     ==============   ============

5.   LONG-TERM DEBT:
     ---------------

Senior Discount Notes

In February 1999, the Company completed an Offering of 147,500 units (the "Units") consisting of $147.5 million aggregate principal amount at maturity of 14% Senior Discount Notes due 2009 (the "Notes") issued by CompleTel Europe and 1,475,000 non-voting Class B Membership Interests of CompleTel Holdings. CompleTel Europe issued the Notes at a substantial discount from their principal amount at maturity. The proceeds of the Offering, net of offering fees and costs, were approximately $72.6 million ((Euro) 74.1 million) and were held in an escrow account until CompleTel Europe received a minimum commitment of $90 million in senior credit facilities. To comply with Netherlands laws, the Notes are guaranteed by Parent on a senior unsecured basis. As Parent is a holding company with no operations other than the operations to be conducted by CompleTel Europe and its subsidiaries, it is unlikely that Parent will have sufficient funds to satisfy CompleTel Europe's obligations on the Notes if CompleTel Europe is unable to satisfy its own obligation on the Notes. Of the $75 million ((Euro) 76.6 million) gross proceeds from the Offering, approximately $70.5 million ((Euro) 72.0 million) was attributed to the Notes and approximately $4.5 million ((Euro) 4.6 million) was attributed to the 1,475,000 Class B Membership Interests of CompleTel Holdings.

Cash interest will not accrue on the Notes prior to February 15, 2004, with the Notes accreting to their stated principal amount at maturity at an effective interest rate of 15.1%. The accretion will be charged to interest expense. Commencing February 15, 2004, interest on the Notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. The Notes mature February 16, 2009.

Credit Agreement
----------------

In January 2000, the Company executed an agreement for a (Euro)265 million senior secured credit facility with Goldman Sachs International and Paribas as co-arrangers of the facility. The funds will be available to the Company's subsidiaries, initially to include CompleTel ECC, CompleTel Services S.A.S., CompleTel France and CompleTel Germany, in two tranches including a euro term facility available until December 31, 2000, in the aggregate amount of (Euro)105 million and a euro revolving loan facility available until December 31, 2002, in the aggregate amount of (Euro)160 million. The (Euro)160 million tranche will become available after May 31, 2000, if the euro term facility is fully drawn, and other conditions are satisfied. Following December 31, 2002, up to (Euro)141 million of the outstanding advances under the euro revolving loan facility will first be converted into a term loan, and any other outstanding advances will become part of a (Euro)19 million working capital facility. The facility matures on December 31, 2006.

This agreement terminates, supersedes and replaces, without penalty, an original commitment from Paribas for $90 million in senior credit. Additionally, a commitment with Nortel Networks for $20 million in vendor financing has been terminated. No termination fees are payable to Nortel Networks or Paribas.

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

See note 7 for a discussion regarding structural modifications to the Company's credit agreement which are required as a result of the Company's April 2000 senior notes offering (Note7).

Long-term debt consists of the following:

                                                                       March 31,        December 31,
                                                                         2000               1999
                                                                     ------------       ------------
     14% Senior Discount Notes, face amount
          $147.5 million, due 2009, effective interest rate
          of 15.1%, at accreted value                                (Euro)86,143       (Euro)79,596
     (Euro)265 million senior secured credit facility                           -                  -
                                                                     ------------       ------------
          Total                                                      (Euro)86,143       (Euro)79,596
                                                                     ============       ============

6.   SEGMENT REPORTING:
     ------------------

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

Through March 31, 2000, the significant portion of the Company's expenditures were associated with its network deployment in France and Germany. A significant portion of the Company's revenues through March 31, 2000 have been generated by an indirect subsidiary of the Company's U.K. subsidiary.

Management currently evaluates the Company's development efforts according to the geographic location of its markets. Certain financial information reflecting the Company's development efforts is presented below.

As of and for the three months ended March 31, 2000 (in thousands):

                                                                          CompleTel
                                     CompleTel    CompleTel   CompleTel    Europe
                                        SAS         GmbH       UK Ltd.    And Other    Consolidated
                                    -----------  ----------  ----------  ----------   -------------
Revenues                            (Euro)1,808  (Euro) 228  (Euro) 936  (Euro)   -   (Euro)  2,972
Depreciation and amortization             2,039         725          35         147           2,946
Net loss                                (13,436)     (6,515)       (313)    (76,992)        (97,256)
Total assets                            112,736      64,889       2,573     505,839         686,037
Expenditures for long-lived
  assets                                 18,616      14,446         165       1,317          34,544

As of and for the three months ended March 31, 1999 (in thousands):


                                                                          CompleTel
                                     CompleTel    CompleTel   CompleTel    Europe
                                        SAS         GmbH       UK Ltd.    And Other    Consolidated
                                    -----------  ----------  ----------  ----------   -------------

Revenues                            (Euro)    -  (Euro)   -  (Euro)   -  (Euro)   -   (Euro)      -
Depreciation and amortization               123           -           -           -             123
Net income (loss)                        (3,680)       (127)       (368)      1,078          (5,253)
Total assets                             50,321          47          49      75,130         125,547
Expenditures for long-lived
  assets                                  9,220          25          19         512           9,776

7.   SUBSEQUENT EVENTS:
     ------------------

Senior Notes Offering
---------------------

In April 2000, the Company completed an offering of an aggregate (Euro)200 million 14% senior notes due 2010 (the "Senior Notes"). A portion of the proceeds were used to repurchase $27.0 million ((Euro 27.6 million) principal amount at maturity of the existing notes. The Company lent approximately
(Euro)78.0 million of the net proceeds to a wholly-owned subsidiary which used the funds to invest in a portfolio of securities which is pledged as security for the Senior Notes. The proceeds of these pledged securities will be used to made the first six interest payments on the Senior Notes. The remaining proceeds from the Senior Notes offering will be used to (i) fund the further deployment of the Company's networks in existing markets and an additional six cities in France and Germany, (ii) fund the expansion of the Company's Internet-related services, (iii) develop complementary local access systems, (iv) fund net operating losses and (v) for general and corporate purposes.

Credit Agreement with Lender
----------------------------

In April 2000, the Company entered into an agreement (the "Suspension Agreement") with the lenders under its credit facility which provides that the Company will not borrow funds under its credit facility until the credit facility is amended and that, in turn, during this period, the lenders will suspend the application of various provisions, including substantially all of the representations, covenants and events of default in the credit facility. During such period, certain other provisions of the credit facility will remain in effect including, without limitation, the obligation to maintain the security interests of the lenders and to pay, among other things, commitment fees to the lenders. The Suspension Agreement will be in effect until the earlier of (a) six months or, if extended by the Company, nine months after the effective date of the Suspension Agreement, (b) the date the Company cancels its credit facility or (c) the date an amendment to the credit facility is in effect. In the event that an amendment to the credit facility cannot be agreed upon by six months, or, if extended by the Company, nine months, after the effective date of the Suspension Agreement, the Suspension Agreement and credit facility will terminate. After giving effect to this offering, without this suspension of the covenants, the Company would not be able to borrow under its credit facility without obtaining a waiver from the lenders. The Company intends to negotiate an amendment to the credit facility prior to the expiration of the Suspension Agreement which will include modifications to the covenants and permit the Company to borrow under such amended credit facility.

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

We have adopted the euro as our functional and reporting currency effective January 1, 2000, as the principal economic environment in which we raise capital, earn revenue and incur expenses has become significantly tied to euro currency environments, such as France and Germany.

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

 .    In October 1999, we received a commitment from Goldman Sachs International and Paribas, as co-arrangers for syndicated bank financing in the form of a
     (Euro)265 million senior secured credit facility. The commitment terminated, superseded and replaced, without penalty, our commitment from Paribas and Nortel Networks.

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

 .    In March 2000, we completed our initial public offering of 31,280,000 of our ordinary shares for total gross proceeds of euro 547.4 million.

 .    In April 2000, we completed a (Euro)200 million senior notes offering.


Results of Operations

We have generated operating losses and negative cash flow from our operating activities to date. As a result of our operating history, prospective investors have limited operating and financial data about us upon which to base an evaluation of our performance.

Revenues

We generated our first revenues in the quarter ended June 30, 1999. For the quarter ended March 31, 2000, revenues totaled (Euro)3.0 million. Since January 1998, we have developed and refined our business plans, procured regulatory and governmental authorizations for our 17 markets, raised capital, hired management and other key personnel, designed, developed and begun installing our fiber optic metropolitan area networks and operation support systems, obtained senior financing commitments and negotiated equipment and facilities agreements.

Operating Expenses
------------------

Our primary operating expenses consist of network costs, selling, general and administrative expenses, including start-up costs, management fees to affiliate, and depreciation and amortization expenses.

Network Costs

Network costs for the quarter ended March 31, 2000 totaled (Euro)3.0 million, compared to (Euro)0.1 million for the comparable period in 1999. We expect these costs will increase as we expand our networks and services. Our network costs include costs such as interconnection costs, the cost of leasing high capacity digital lines that interconnect our network with the networks of other providers, the cost of leasing local loop lines that connect our customers to our network, and switch site rent, operating and maintenance costs. We also lease dark fiber and conduit to establish and augment our networks in certain markets.

For the quarter ended March 31, 2000, our direct operating margin, which includes network costs directly associated with our revenues, such as interconnect costs, totaled (Euro)1.6 million, or 54 percent. For the same time period our gross margin, which includes all network costs, was approximately break-even.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include selling and marketing costs, customer care, billing, corporate administration, salaries and other personnel costs and legal fees. For the quarter ended March 31, 2000, selling, general and administrative expenses totaled (Euro)13.1 million compared to
(Euro)3.5 million for the comparable period in 1999. This increase was primarily due to the rapid growth of personnel costs since commencement of operations.

We are assembling a large, locally based, direct sales force in our local and regional markets and a national account team to service multiple location customers and key account executives. We are supplementing our direct sales force with commissioned indirect sales agents. To attract and retain a highly qualified sales force, we offer our sales and customer-care personnel a highly competitive compensation package. The number of employees increased from 109 as of March 31, 1999 to 465 as of March 31, 2000. On March 31, 2000, we had a sales force of 118 (including managers and administrators), compared to 18 on March 31, 1999. We expect the number of sales and marketing personnel to continue to grow and our selling, general and administrative costs to increase as we develop and expand our operations.

We incurred amortization of stock-based compensation expense of approximately
(Euro)1.6 million under our stock option plan for the three months ended March 31, 2000. This amount is based on deferred compensation totaling approximately
(Euro)31.9 million.

We incurred additional stock-based compensation expense of approximately
(Euro)42.4 million upon completion of our IPO due to the resulting vesting of certain CompleTel LLC performance vesting units held by certain of our employees in connection with a qualified public offering. This compensation expense is based on an assumed IPO price of (Euro)17.50 per share. In addition, based upon our value as indicated in the IPO, we recorded compensation expense and deferred compensation of approximately (Euro)24.0 million and (Euro)74.9 million, respectively, for performance vesting units that will not vest as a result of the IPO but which may vest upon a qualified sale by Madison Dearborn Partners or in May 2005 based on a deemed vesting date. The additional deferred compensation is being amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by Madison Dearborn Partners). The recorded amount of compensation expense and deferred compensation for these awards will be adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of the reporting period based on the then current market value of ordinary shares. For each (Euro)1 increase in the market value per ordinary share, additional compensation expense and deferred compensation totalling approximately (Euro)7.5 million will be recorded with respect to non-vested performance vesting units.

Management Fees to Affiliate

CompleTel LLC operating subsidiaries, CompleTel Europe, and each of the entities between CompleTel Europe and our operating subsidiaries, incur overhead costs and expenses associated with their holding company operations. Our operating subsidiaries bear their proportionate share of these costs and expenses. The operating subsidiaries pay CableTel Management, Inc. a management fee of 105% (103% for periods prior to the end of January 1999) of all allocated costs, expenses, charges and disbursements that CableTel Management, Inc. and CompleTel Europe incur in rendering services to each of the companies. For the quarter ended March 31, 2000, we recorded (Euro)2.1 million of related-party management fees compared to (Euro)0.9 for the same period of 1999.

Depreciation and Amortization

For the quarter ended March 31, 2000, we recorded depreciation and amortization expense of (Euro) 2.9 million, compared to (Euro) 0.1 for the similar period in 1999. This increase is due to increases in network and non-network related property and equipment. We started recording network depreciation during the quarter ended June 30, 1999 when we initiated network services.

Other Income and Expense

We incurred interest expense, net of (Euro) 1.3 million of capitalized interest, of (Euro) 1.9 million during the quarter ended March 31, 2000. Interest expense for the quarter ended March 31, 1999 totaled (Euro) 1.2 million. The interest expense recorded reflects the accretion of the notes and the amortization of deferred financing costs. We capitalize a portion of our interest costs as part of the construction cost of our networks, in accordance with Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Costs" ("SFAS 34" ). Interest income totaled (Euro) 0.4 million for the quarter ended March 31, 2000, compared to (Euro) 0.5 for the similar period in 1999. We have applied for an exemption from regulations required by the Investment Company Act of 1940. As a result of the regulation, to remain in compliance with the investment requirements we have invested approximately (Euro) 434.8 million of our initial public offering proceeds in short-term maturities of U.S. treasury bills. As a result of this requirement, we have entered into forward currency contracts for the amount of these investments to minimize our currency exposure.

Foreign Exchange Rates

We are not significantly exposed to changes in currency exchange rates because our revenues, costs, assets and liabilities are, for the most part, denominated in euros. However, the notes which we issued in February 1999 expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in U.S. dollars, and a substantial portion of our future cash flow used to service these payments will be denominated in local currencies, including the euro. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

As a result of exchange rate fluctuations between the date of pricing of the initial public offering and the date of closing of the initial public offering, when we purchased U.S. treasury bills to remain in compliance with the Investment Company Act, we incurred an unrealized foreign exchange loss.

We adopted the euro as our functional and reporting currency effective January 1, 2000.

Net Loss

Our net loss during the quarters ended March 31, 2000 and 1999 was (Euro) 97.3 million and (Euro) 5.3 million, respectively. The increase was primarily the result of non-cash compensation charges and substantial start-up costs of the operating subsidiaries, primarily our French subsidiary.

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

We expect to experience increasing consolidated operating losses and negative cash flows from operations as we expand our operations and enter new markets, even if and after we have achieved positive cash flow from operations in our initial markets. The following table summarizes our Adjusted EBITDA calculation for the periods indicated (amounts in thousands of euros).

                                                      Three Months Ended
                                               -------------------------------
                                                   March 31,        March 31,
                                                     2000            1999
                                               --------------   -------------
  Net Loss                                     (Euro) (97,256)  (Euro) (5,253)
  Interest expense (net of interest income
    and capitalized interest)                           1,424            (670)
  Income taxes                                              -               -
  Depreciation and amoritization                        2,946             123
  Non-cash compensation expense                        69,660              31
  Foreign exchange loss and other expense               7,943               -
                                               --------------   -------------
      Negative Adjusted EBITDA                 (Euro) (15,283)  (Euro) (4,429)
                                               ==============   =============


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

Statements of Cash Flows
------------------------

We had cash and cash equivalents of (Euro) 521.6 million as of March 31, 2000, an increase of (Euro) 464.5 million from (Euro) 57.1 million as of December 31, 1999. Details of the change in cash and cash equivalents are set forth in the table below.

                                                                      Three Months Ended
                                                           -------------------------------------
                                                               March 31,              March 31,
                                                                2000                    1999
                                                           -------------           -------------
Cash flows from operating activities                       (Euro)(10,321)          (Euro) (5,547)
Cash flows from investing activities                             (33,254)                (76,271)
Cash flows from financing activities                             504,198                 115,310
Effect of exchange rates on cash                                   3,905                  (2,072)
                                                           -------------           -------------
Net increase in cash and cash equivalents                        464,528                  31,420
Cash and cash equivalents at beginning of period                  57,115                   1,531
                                                           -------------           -------------
Cash and cash equivalents at end of period                (Euro) 521,643          (Euro)  32,951
                                                           =============           =============


Cash Flows from Operating Activities

During the quarter ended March 31, 2000, we used (Euro)10.3 million in operating activities, a (Euro)4.8 million decrease from the (Euro)5.5 million used in operating activities for the similar period in 1999. This decrease was primarily related to the substantial organization and start-up costs incurred during the development of our networks. Our development efforts increased significantly since the first quarter of 1999.

Cash Flows from Investing Activities

We used approximately (Euro) 33.3 million of cash in investing activities during the quarter ended March 31, 2000, compared to a use of (Euro) 76.3 million for the similar period in 1999. The increase was primarily due to investment of our initial public offering proceeds during the first quarter of 2000.

Cash Flows from Financing Activities

We had approximately (Euro) 504.2 million of cash flows from financing activities during the quarter ended March 31, 2000, compared to (Euro) 115.3 million for the similar period in 1999. The increase was due to the proceeds from our initial public offering. Cash flows from financing activities during the first quarter of 1999 resulted from proceeds from our senior discount note offering and equity contributions from our parent.

Liquidity and Capital Resources

The telecommunications business is capital intensive. Since January 1998, and for the foreseeable future, we have needed and will continue to need large amounts of capital to fund capital expenditures, working capital, debt service, and operating losses. As of March 31, 2000, we had (Euro) 521.6 million of cash and short-term investments and net working capital of (Euro) 476.5 million.

In January 2000, we executed an agreement for a (Euro) 265 million senior secured credit facility with Goldman Sachs International and Paribas as co-arrangers of the facility. As of March 31, 2000, we had no borrowings outstanding under the facility. In April 2000, we entered into an agreement with the co-arrangers and other parties whereby we agreed not to borrow funds under the credit facility in exchange for their agreement to suspend the application of substantially all of the representations, covenants and events of default.

In April 2000, we completed an offering of an aggregate (Euro) 200 million 14% senior notes due 2010 (the "Senior Notes"). A portion of the proceeds were used to repurchase $27.0 million ((Euro) 27.6 million) principal amount at maturity of the existing notes. We lent approximately (Euro) 78.0 million of the net proceeds to a wholly-owned subsidiary which used the funds to invest in a portfolio of securities which is pledged as security for the Senior Notes. The proceeds of these pledged securities will be used to made the first six interest payments on the Senior Notes. The remaining proceeds from the Senior Notes offering will be used to (i) fund the further deployment of our networks in existing markets and an additional six cities in France and Germany, (ii) fund the expansion of our Internet-related services, (iii) develop complementary local access systems, (iv) fund net operating losses and (v) for general and corporate purposes.

Capital Expenditures

During the quarters ended March 31, 2000 and 1999, we made capital expenditures of (Euro) 34.5 million and (Euro) 9.8 million, respectively, for property and equipment necessary to deploy networks in our initial markets. We also used capital during these periods to fund our operating losses.

Based on our current plan, we believe we will satisfy our aggregate capital requirements to fund the deployment of our business plan through December 31, 2001, with the remaining funds we have already raised, the proceeds from our initial public offering and the proceeds from our senior note offering.

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

Regulation and Licensing Matters
--------------------------------

France, Germany and the United Kingdom, and any new markets across Europe in which we intend to operate, subject the telecommunications industry to a significant degree of regulation. We need telecommunications licenses and other equivalent authorizations to operate in each of these countries. Our ability to deploy metropolitan area networks and provide Internet-related services in the additional six cities included in our business plan depends on our ability to obtain additional licenses and other authorizations or permissions. There can be no assurance that we will be able to obtain the required licenses and, if we are unsuccessful, we will heed to revise our network deployment strategy.

We must keep our licenses in our existing markets in force or we may be in default under our senior discount notes and senior note indentures and our credit facility, and we risk sanctions from the government authorities that grant our licenses. In most cases, these licenses and other authorizations are of fixed duration, and we must comply with regulations and technical requirements in order to maintain them. For example, in France, we must comply with French and European Union regulations and technical standards regarding interconnection, secrecy, neutrality, non-discrimination, security, environmental protection, limitations on ownership, and public service.

We cannot assure you that we will be successful in obtaining, maintaining, or renewing licenses and other authorizations required for the services we provide or plan to provide. In addition, we cannot assure you that the required licenses and other authorizations will be issued or renewed on commercially viable terms.

New Accounting Standards
------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. SFAS 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133" (SFAS 137) which delayed the effective date of SFAS 133 until all fiscal quarters of fiscal years beginning after June 15, 2000. As of March 31, 2000, the Company was not entered into any transactions involving derivative financial instruments and, therefore, cannot predict the financial statement impact of adopting SFAS 133 with respect to transactions which have not yet been entered into.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Investment Portfolio and Interest Rate Sensitivity

Our investment policy is limited by the indenture for the senior discount notes and our senior secured credit facility. We are restricted to investing in financial instruments with a maturity of one year or less (with certain limited exceptions). The indenture requires investments that meet high credit quality standards, such as obligations of the U.S. government securities or any European Economic Community member government or any agency thereof guaranteed by the country, certificates of deposits, money market deposits, and commercial paper with a rating of A-1 or P-1. When and it we terminate the suspension of our credit facility, we would be required to enter into an interest rate hedging program with respect to 50% of every tranche of (EURO) 50 million borrowed to mitigate foreign currency exchange rate risk.

Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We are thus exposed to market risk related to changes in market interest rates. To date, we have managed these risks by monitoring market rates and the duration of our investments.

Impact of Foreign Currency Rate Changes

Our operations are not significantly exposed to changes in currency exchange rates because our revenues, costs, assets and liabilities are, for the most part, denominated in euros. However, the senior discount notes which we issued in February 1999 expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in dollars, and a substantial portion of our future cash flows used to service these payments will be denominated in euros. In addition, because of the issues surrounding our desire to not be considered an investment company under the Investment Company Act of 1940, we must invest a substantial portion of our available cash in U.S. government treasury bills with various short-term maturities. Accordingly, we have executed certain forward currency contracts in order to hedge our risk against foreign currency fluctuations between the U.S. dollar and the euro. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

Our operating subsidiaries' monetary assets and liabilities are subject to foreign currency exchange risk if purchases of network equipment and services are denominated in currencies other than the subsidiary's own functional currency. However, the majority of such purchases to date have been based on each subsidiary's functional currency.

The spot rates for the euro are shown below expressed in dollar per one euro.

          December 31, 1998    $1.181(1)
          March 31, 1999       $1.073
          December 31, 1999    $1.007
          March 31, 2000       $0.961
------------------------
(1) Based on the exchange rate as of January 4, 1999, the date on which the Euro Noon Buying Rate was first quoted.

We intend to manage exchange rate risk by incurring financing liabilities denominated in the currency of the country of operations. In addition, we intend to adopt hedging strategies to manage our exposure to foreign currency exchange rate risk.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are not party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

a)   Securities sold:

     On February 18, 2000, the Company issued 19,534,725 of its ordinary shares to CompleTel SPC II for consideration of one Class B Share of CompleTel Holding I BV, pursuant to Section 4(2) of the Securities Act of 1933, as amended. This transaction was part of a series of planned transactions resulting from November and December 1999 capital contributions to our parent, CompleTel LLC and was accounted for as a reorganization of entities under common control. Accordingly, the accompanying financial statements retroactively reflect the contribution and share issuance as if the transaction had occurred in December 1999.

b)   Use of proceeds from initial public offering:

Pursuant to our initial public offering of our ordinary shares, we issued 31,280,000 ordinary shares. The shares were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-1 (No. 333-78483) which was declared effective on March 27, 1999. The offering commenced on the effective date and terminated after 31,280,000 ordinary shares were sold pursuant to the Registration Statement for an aggregate offering price of $534.6 million (Euro 547.4 million). The public offering was underwritten by a syndicate of underwriters led by Salomon Brothers International Limited, Goldman Sachs International, Paribas and Merrill Lynch International. After deducting discounts and commissions of (Euro)30.0 million and expenses of (Euro)6.3 million, we received net proceeds of (Euro)511.1 million.

Through March 31, 2000, the proceeds have been applied as follows (millions of Euros):

      Temporary investment - U.S. Treasury Bills         $428.0
      Temporary investment - Cash, U.S. $ denominated       2.6
      Temporary investment - Cash, euro denominated        80.5
                                                         ------
                                                          511.1
                                                         ======

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of security holders during the quarter ended March 31, 2000:

By written consent dated January 14, 2000, the sole shareholder appointed of James E. Dovey, Lawrence F. DeGeorge and Paul J. Finnegan as additional managing directors of the Company.

By written consent dated January 28, 2000, the sole shareholder granted to the Board of Management the power and authority to resolve to issue shares in the Company with the right to limit or exclude the pre-emptive right of shareholders, subject to the approval of the Supervisory Board if one exists.

By written consent dated January 28, 2000, the sole shareholder approved the appointment of Arthur Andersen LLP to audit the Company's 1998 and 1999 accounts.

By written consent dated February 17, 2000, the sole shareholder approved an increase in the number of shares reserved for issuance under the Company's Stock Option Plan to 18,919,955, and to determine that with regard to options granted to employees resident in France the option price shall be the fair market value of the Company's shares on the date of grant.

By written consent dated February 18, 2000, the sole shareholder approved the issuance of 19,534,725 shares in CompleTel Europe NV to CompleTel SPC II in exchange for CompleTel SPC II's one Class B Share in CompleTel Holding I BV and waiving any pre-emptive rights.

By unanimous written consent dated February 25, 2000, the shareholders approved an amendment of the company's articles of association to (i) increase the nominal value of shares from NLG 0.03 to NLG 1.00 and (ii) convert such nominal value into Euro 0.50.

By unanimous written consent dated February 25, 2000, the shareholders approved an amendment of the company's articles of association to increase the authorized capital of the company to Euro 62,500,000, divided into 625,000,000 ordinary shares, each with a nominal value of Euro 0.10.

By unanimous written consent dated March 9, 2000, the shareholders approved an amendment to the Company's Stock Option Plan to give the Management Board the authority to determine vesting for options granted to residents of the United States.

By unanimous written consent dated March 16, 2000, the shareholders approved the execution, delivery and performance of the Amended and Restated Euro 265,000,000 Credit Facility Agreement and all collateral agreements.

By unanimous written consent dated March 16, 2000, the shareholders approved the amended articles of association of the Company.

At its annual meeting held March 27, 2000, the company's sole shareholder adopted the company's annual accounts for fiscal years 1998 and 1999. 126,133,060 votes were cast in favor, none against and none withheld.

By written consent dated March 29, 2000, the sole shareholder, subject to the consummation of the public offering of the Company's ordinary shares: appointed William H. Pearson, Martin Rushe and Hansjoerg Rieder as managing directors of the Company; appointed James E. Dovey, James C. Allen, Lawrence F. DeGeorge, Paul J. Finnegan, Royce J. Holland, James H. Kirby and James N. Perry as supervisory directors of the Company; to authorize the Board of Management for an 18-month period to acquire shares of the Company; to extend the period to March 29, 2005 for which the Board of Management is authorized to grant rights under the Company's Stock Option Plan; to revoke the authorization of the Board of Management pursuant to the January 28, 2000 shareholder resolution and to irrevocably authorize the Board of Management through March 29, 2005 to issue shares in the capital of the Company and to limit or exclude the pre-emptive right of shareholders as well as grant the right to subscribe for shares, upon approval of the Supervisory Board if one exists; and to authorize the overallotment option described in the registration statement for the public offering of the Company's ordinary shares.

Item 5  Other Information

None

Item 6(a)  Exhibits


Exhibit No.  Description
-----------  -----------

3.1          Amended Articles of Association of CompleTel Europe N.V.
4.1(1)       Indenture dated as of February 16, 1999, among CompleTel Europe N.V as issuer, CompleTel ECC B.V. as guarantor and
             U.S. Bank Trust National Association as trustee
4.2          Indenture dated as of April 13, 2000, between CompleTel Europe N.V as issuer and the Chase Manhattan Bank as trustee
10.1(4)      (Euro) 265 Million Senior Secured Credit Facility dated January 6, 2000, among Goldman Sachs International and Paribas
             Corporation, as co-arrangers, and other banks
10.2(4)      Purchase Agreement dated August 4, 1999, between CompleTel GmbH and Siemens AG
10.3(1)      Supply Agreement dated January 8, 1999, between CompleTel SAS and Matra Nortel Communications
10.4(1)      Arrete dated November 17, 1988 authorizing CompleTel SARL to set up and operate a telecommunications network open to the public and to supply the public with the telephone service, as published December 13, 1998
10.5(1)      License dated January 11, 1999 granted by the Secretary of State for Trade and Industry to CompleTel UK Limited under
             Section 7 of the Telecommunications Act 1984
10.6(2)      German License Certificate Class 3 for the Operation and Performance of Public Telecommunications German license certificate Class 3 for the Operation and Performance of Public Telecommunications Services by the Licensee or Others
             dated March 8, 1999
10.7(2)      German License Certificate Class 4 for the Operations of Voice Telephone Service on the Basis of a Self-Operated
             Telecommunications Network dated March 8, 1999
10.8(3)      Extension of Class 3 German License
10.9(3)      Extension of Class 4 German License
10.11(1)     Employment Agreement by and between CableTel Management, Inc. and William H. Pearson, dated as of May 18, 1998
10.12(1)     Employment Agreement by and between CableTel Management, Inc. and Richard N. Clevenger, dated as of May 18, 1998
10.13(1)     Employment Agreement by and between CableTel Management, Inc. and David Lacey dated as of December 16, 1998
10.14(1)     Employment Agreement by and between CableTel Management, Inc. and James E. Dovey dated as of May 18, 1999
10.15(1)     Amended and Restated CompleTel LLC Guaranty Agreement, dated as of July 14, 1999 by CompleTel LLC in favor of the noteholders
10.16(1)     Equity Registration Rights Agreement dated as of February 16, 1999 among CompleTel (N.A.) N.V., CompleTel Europe N.V., the Shareholders named therein, the initial purchasers and U.S. Bank Trust National Association, as Transfer Agent
10.17(7)     First Amendment to CompleTel Europe N.V. 2000 Stock Option Plan
10.18(6)     Second Amended and Restated Registration Agreement dated as of November 23, 1999 by and among CompleTel LLC and the
             Holders named therein
10.19        First Supplement dated as of March 24, 2000 to Second Amended and Restated Registration Agreement dated as of November
             23, 1999 by and among CompleTel LLC and the Holders named therein

10.20    Pledge Agreement dated as of April 13, 2000 by CompleTel Europe N.V., CompleTel Escrow B.V. and The Chase Manhattan Bank as
         Trustee and The Chase Manhattan Bank as Securities Intermediary
10.21    Exchange and Registration Rights Agreement dated April 13, 2000 among CompleTel Europe N.V. and the Purchasers defined therein.
10.22    CompleTel Europe N.V. Guaranty Agreement, dated March 30, 2000 by CompleTel Europe N.V.
10.23    Amended and Restated (Euro) 265 Million Senior Secured Credit Facility Agreement dated March 17, 2000 among Members of the
         CompleTel Group as Borrowers, Goldman Sachs International and Paribas as Lead Arrangers, Paribas as Facility Agent, Paribas
         as Security Agent and Others
10.24    Supplemental Agreement dated April 6, 2000 between CompleTel Europe N.V. as Parent, CompleTel S.A.S. as Obligors' Agent,
         Members of the CompleTel Group as Original Borrowers, Members of the CompleTel Group as Original Guarantors, Goldman Sachs
         International and Paribas as Lead Arrangers, European Investment Fund as Risk Participant, Paribas as Security Agent,
         Paribas as Facility Agent and Others
10.25    Promissory Note dated March 23, 2000 between Martin Rushe as Maker and iPcenta Limited as Payee
10.26    Letter Agreement dated March 23, 2000 between Martin Rushe and iPcenta Limited
21.1(5)  Subsidiaries of CompleTel Europe N.V.
27.1     Financial Data Schedule

___________
(1) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4, file number 333-82305, filed with the Securities and Exchange Commission on July 2, 1999 and incorporated herein by reference.
(2) Previously filed as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-4, file number 333-82305, filed with the Securities and Exchange Commission on August 27, 1999 and incorporated herein by reference.
(3) Previously filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-4, file number 333-82305 filed with the Securities and Exchange Commission on September 14, 1999 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4, file number 333-82305, filed with the Securities and Exchange Commission on January 31, 2000 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Registrant's Registration Statement on Form F-1, file number 333-30834, filed with the Securities and Exchange Commission on February 22, 2000 and incorporated herein by reference.
(6) Previously filed as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form F-1, file number 333-30834, filed with the Securities and Exchange Commission on March 6, 2000 and incorporated herein by reference.
(7) Previously filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form F-1, file number 333-30834, filed with the Securities and Exchange Commission on March 22, 2000 and incorporated herein by reference.

Item 6(b)  Reports on Form 8-K

The Company filed the following reports on Form 8-K during the three months ended March 31, 2000:

On February 22, 2000, attaching a press release reporting the filing with the Securities and Exchange Commission of a registration statement on Form F-1 for an initial public offering of its ordinary shares.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           COMPLETEL EUROPE N.V.
                                                                    (Registrant)


Date:  May 15, 2000                    /s/ William H. Pearson
                                       ---------------------------------------
                                                            William H. Pearson
                                                          Authorized Signatory


Date:  May 15, 2000                    /s/ David E. Lacey
                                       ---------------------------------------
                                                                David E. Lacey
                                                       Chief Financial Officer