Form 10-Q
period 2000-06-30
COMPLE TEL EUROPE NV
filed 2000-08-14
CIK 1089558

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000.

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

                              [  ] Yes    [ X ] No

As of July 1, 2000, the Registrant had outstanding 157,413,060 shares of its capital stock.

                             COMPLETEL EUROPE N.V.
                                   FORM 10-Q

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I    FINANCIAL INFORMATION                                            1

  ITEM 1. Financial Statements (unaudited)                                 1

          Consolidated Condensed Balance Sheets as of
          June 30, 2000 and December 31, 1999 (unaudited)                  1

          Consolidated Condensed Statements of Operations for the
          Three and Six Months Ended June 30, 2000 and 1999 (unaudited)    2

          Consolidated Condensed Statement of Shareholders' Equity
          (Deficit) for the Six Months Ended June 30, 2000 (unaudited)     3

          Consolidated Condensed Statements of Cash Flows
          for the Six Months Ended June 30, 2000 and 1999 (unaudited)      4

          Notes to Unaudited Consolidated Condensed Financial
          Statements (unaudited)                                           5

  ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       12

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      20

PART II   OTHER INFORMATION                                               21

  ITEM 6. Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                                23

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                    --------------------------------------


                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                  (Stated in thousands of Euros  see Note 2)
                                  (Unaudited)

                                                                        June 30,  December 31,
                                  ASSETS                                  2000       1999
                                  ------                                --------  ----------
                                                                            (In Euros)
CURRENT ASSETS:
  Cash and cash equivalents                                              550,419      57,115
  Restricted investments                                                  78,254           -
  Customer accounts receivable                                             6,647       1,709
  Affiliate receivables                                                        -         304
  VAT receivables, prepaid expenses and other current assets              27,309      14,677
                                                                        --------     -------
      Total current assets                                               662,629      73,805
                                                                        --------     -------
LONG-TERM ASSETS:
  Property and equipment, net (Note 4)                                   180,626      91,946
  Licenses and other intangibles, net                                      4,149       4,557
  Deferred financing costs, net                                           20,079       5,082
  Other long-term assets                                                     997         818
                                                                        --------     -------
      Total long-term assets                                             205,851     102,403
                                                                        --------     -------
TOTAL ASSETS                                                             868,480     176,208

                       LIABILITIES AND SHAREHOLDERS' EQUITY:
                       -------------------------------------

CURRENT LIABILITIES:
  Network vendor payables                                                 50,680      28,593
  Accrued liabilities and trade accounts payable                          40,679      22,536
  Affiliate payables                                                       1,659       2,412
                                                                        --------     -------
      Total current liabilities                                           93,018      53,541
                                                                        --------     -------
LONG-TERM DEBT                                                           275,071      79,596
                                                                        --------     -------
SHAREHOLDERS' EQUITY:
  Ordinary shares, Euro.10 par value; 625,000,000 shares authorized,
    157,413,060 and 126,133,060 shares issued and outstanding
    at June 30, 2000 and December 31, 1999, respectively                  15,741      12,613
  Additional paid-in capital                                             724,723     116,463
  Deferred compensation                                                  (72,476)    (28,036)
  Other cumulative comprehensive income                                   15,477         728
  Accumulated deficit                                                   (183,074)    (58,697)
                                                                        --------     -------
TOTAL SHAREHOLDERS' EQUITY                                               500,391      43,071
                                                                        --------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               868,480     176,208
                                                                        ========     =======


        The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                    COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                    --------------------------------------


                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------
(Stated in thousands of Euros, except share and per share amounts  see Note 2)
                                  (Unaudited)

                                        Three Months Ended June 30, Six Months Ended June 30,
                                            2000         1999          2000         1999
                                        -----------   -----------   -----------   ----------
                                                              (In Euros)
REVENUES                                      5,494           295         8,466          295

OPERATING EXPENSES:
 Network costs                                5,551           402         8,562          521
 Selling, general and administrative         17,247         6,132        30,374        9,586
 Management fees to affiliated party          4,033         1,002         6,150        1,858
 Non-cash compensation charges               (5,431)          175        64,229          206
 Depreciation and amortization                4,231           265         7,177          388
                                        -----------   -----------   -----------   ----------
   Total operating expenses                  25,631         7,976       116,492       12,559
                                        -----------   -----------   -----------   ----------
OPERATING LOSS                              (20,137)       (7,681)     (108,026)     (12,264)

OTHER INCOME (EXPENSE):
 Interest income                              9,115           965         9,559        1,465
 Interest expense, net of
  capitalized interest                       (6,644)       (2,726)       (8,512)      (3,896)
 Foreign exchange loss and
  other expense                             (10,508)         (246)      (18,451)        (246)
                                        -----------   -----------   -----------   ----------
   Total other income (expense)              (8,037)       (2,007)      (17,404)      (2,677)
                                        -----------   -----------   -----------   ----------
NET LOSS BEFORE INCOME TAXES                (28,174)       (9,688)     (125,430)     (14,941)

INCOME TAX PROVISION                              -             -             -            -
                                        -----------   -----------   -----------   ----------
NET LOSS BEFORE
 EXTRAORDINARY ITEM                         (28,174)       (9,688)     (125,430)     (14,941)

EXTRAORDINARY ITEM - gain on early
 extinguishment of debt                       1,053             -         1,053            -
                                        -----------   -----------   -----------   ----------
NET LOSS                                    (27,121)      (9,688)      (124,377)     (14,941)
                                        ===========   ==========    ===========   ==========

BASIC AND DILUTED LOSS
 PER ORDINARY SHARE:
NET LOSS BEFORE EXTRAORDINARY ITEM            (0.18)       (0.09)         (0.87)       (0.16
EXTRAORDINARY ITEM                             0.01            -           0.01            -
                                        -----------   -----------   -----------   ----------
NET LOSS                                      (0.17)       (0.09)         (0.88)       (0.16)
                                        ===========   ==========    ===========   ==========

WEIGHTED AVERAGE NUMBER
 OF ORDINARY SHARES
 OUTSTANDING                            157,413,060   105,357,165   142,116,796   90,871,245
                                        ===========   ===========   ===========   ==========


        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                    --------------------------------------

      CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
      ------------------------------------------------------------------

                    FOR THE SIX MONTHS ENDED JUNE 30, 2000
                    --------------------------------------
       (Stated in thousands of Euros, except share amounts - see Note 2)
                                  (Unaudited)

                                                                               Other
                                                                             Cumulative
                                Ordinary Shares    Additional               Comprehensive                  Total
                             --------------------   Paid-In      Deferred      Income      Accumulated  Comprehensive
                                Number     Amount   Capital    Compensation    (Loss)        Deficit    Income (Loss)     Total
                             -----------  -------   -------    ------------   -------      -----------  --------------   --------
                                                                   (In Euros)

BALANCE, December 31, 1999   126,133,060  12,613    116,463         (28,036)      728          (58,697)        (48,925)    42,071

 Issuance of ordinary
  shares
  in connection with
   initial
  public offering, net of
  underwriters' discount
   and
  offering costs              31,280,000    3,128   504,846               -         -                -               -    507,974
 Deemed contributions by
  Parent related to
   allocation
  of non-cash compensation
  charges                              -        -   100,787        (100,787)        -                -               -          -
 Repurchase of shares
  allocated
  from Parent                          -        -    (3,128)              -         -                -               -     (3,128)
 Issuance of stock options             -        -     5,755          (5,755)        -                -               -          -
 Amortization of deferred
  compensation                         -        -         -          62,102         -                -               -     62,102
 Cumulative translation
  adjustment                           -        -         -               -    14,749                -          14,749     14,749

 Net loss                              -        -         -               -         -         (124,377)       (124,377)  (124,377)
                             -----------  -------   -------    ------------   -------      -----------  --------------   --------
BALANCE, June 30, 2000       157,413,060   15,741   724,723         (72,476)   15,477         (183,075)       (109,628)   500,391
                             ===========  =======   =======    ============   =======      ===========  ==============   ========


         The accompanying notes are an integral part of this unaudited condensed consolidated financial statements.

                    COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                    --------------------------------------


                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                  (Stated in thousands of Euros - see Note 2)
                                  (Unaudited)

                                                                         Six Months Ended
                                                                        June 30,    June 30,
                                                                         2000        1999
                                                                       --------     -------
                                                                            (In Euros)
OPERATING ACTIVITIES:
  Net loss                                                             (124,377)    (14,941)
  Adjustments to reconcile net loss to cash
    used by operating activities-
      Depreciation and amortization                                       7,177         388
      Non-cash compensation expense                                      64,229         206
      Accretion of senior discount notes                                  5,535       3,718
      Amortization of deferred financing costs                              359         152
      Gain on early extinguishment of debt                               (1,053)          -
      Unrealized foreign exchange loss                                    9,753           -
      Changes in assets and liabilities-
        Increase in receivables                                          (4,938)     (4,666)
        Increase in VAT receivable, prepaid
           expense and other current assets                             (12,632)       (873)
        Decrease (increase) in other long-term assets                      (179)         36
        Increase in accrued liabilities and trade accounts payable       18,143       9,708
        Decrease in net affiliate payables/receivables                     (449)     (6,338)
                                                                       --------     -------
        Net cash used by operating activities                           (38,432)    (12,610)
                                                                       --------     -------
INVESTING ACTIVITIES:
  Expenditures for property and equipment                               (95,225)    (24,733)
  Increase in network vendor payables                                    22,087           -
  Purchase of licenses and other intangibles                                  -      (2,334)
  Restricted investments, including funds placed in escrow              (78,254)    (64,676)
  Proceeds from escrowed offering and investment earnings                     -      64,676
                                                                       --------     -------
        Net cash used by investing activities                          (151,392)    (27,067)
                                                                       --------     -------
FINANCING ACTIVITIES:
  Net proceeds from senior discount notes                                     -      63,063
  Net proceeds from initial public offering                             507,974           -
  Net proceeds from issuance of common shares
    and subsequent capital contributions                                      -      55,720
  Gross proceeds from senior notes                                      200,000           -
  Repurchase of senior discount notes                                   (14,867)          -
  Deferred financing costs                                              (15,356)     (3,370)
                                                                       --------     -------
        Net cash provided by financing activities                       677,751     115,413
                                                                       --------     -------
  Effect of exchange rates on cash                                        5,377       4,948
                                                                       --------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               493,304      80,684

CASH AND CASH EQUIVALENTS, beginning of period                           57,115       1,472
                                                                       --------     -------
CASH AND CASH EQUIVALENTS, end of period                                550,419      82,156
                                                                       ========     =======

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

The Company is majority owned by CompleTel LLC ("Parent").

The Company has been principally engaged in developing its business plans, applying for and procuring regulatory and government authorizations, raising capital, hiring management and other key personnel, working on the design, development and construction of its fiber optic networks and operation support systems, negotiating equipment and facilities agreements, and negotiating interconnection agreements and certain right-of-way agreements. As a result of these activities, the Company has experienced significant operating losses and negative cash flows from operations. The Company expects to continue to generate negative cash flows from operations in each market while it emphasizes development, construction and expansion of its business and until the Company establishes a sufficient revenue generating customer base in that market. The Company also expects to experience ongoing operating losses and negative cash flows as it expands its operations in 17 cities in France and Germany currently included in its business plan and provides Internet-related services in these cities and the United Kingdom.

The Company is currently implementing its business plan to deploy and operate metropolitan area networks ("MANs") in 17 cities in France and Germany and provide Internet-related services in these cities and the United Kingdom. The Company believes it has fully funded its current business plan to construct MANs in these 17 cities and provide these Internet-related services.

Sources of additional financing may include commercial bank borrowings, vendor financing and/or the private or public sale of equity or debt securities.

2. BASIS OF PRESENTATION:
   ----------------------

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and are in the form prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

Functional Currency

Prior to January 1, 2000, the functional currency for CompleTel Europe, CompleTel Holding I B.V., CompleTel Holding II B.V. and CompleTel ECC B.V. was the U.S. dollar and the functional currency for each of CompleTel Europe's operating subsidiaries was the applicable local currency. Effective January 1, 2000, CompleTel Europe, CompleTel Holding I B.V., CompleTel Holding II B.V. and CompleTel ECC B.V. and each of their subsidiaries, except those in the U.K., utilized the euro as their functional currency. Additionally, the Company has elected to use the euro as its financial reporting currency. As a result, the Company has restated prior period amounts by translating prior period U.S. dollar amounts into the euro. The company's results of operations (accumulated deficit) for periods prior to January 1, 1999 (introduction date for the euro) have been restated using the January 1, 1999 exchange rate between the U.S. dollar and the euro.

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

Compensation Charges

The Company's IPO caused certain common units of Parent held by employees of the Company and Parent to vest as a result of meeting specified performance vesting criteria. As a result, the Company recorded compensation expense of approximately (Euro)42.4 million based on the value of those vested common units as implied by the IPO price received. In addition, based upon the IPO value of the Company as indicated above, the Company recorded additional compensation expense and deferred compensation in the quarter ended March 31, 2000, of approximately (Euro)24.0 million and (Euro)74.9 million, respectively, for performance vesting units that did not vest as a result of the IPO but which may vest upon a qualified sale by Madison Dearborn Partners ("MDP") (investor in Parent) or in May 2005 based on a deemed vesting date as defined. The additional deferred compensation are amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by MDP as defined in the executive securities agreements). The recorded amount of compensation expense and deferred compensation for these variable awards are adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of each reporting period based on the then current market value of the Company's ordinary shares. Accordingly, as of June 30, 2000, the Company reduced previously recorded compensation expense and deferred compensation by approximately (Euro)7.5 million and (Euro)32.2 million, repectively, based on the June 30, 2000 share price of CompleTel Europe N.V.

The compensation charges (credits) described above are included in non-cash compensation charges (credits) in the accompanying statement of operations for the three and six months ended June 30, 2000. Also included in non-cash compensation charges for the three and six months ended June 30, 2000 is (Euro)
1.9 million and (Euro)3.5 million, respectively resulting from the recognition of deferred compensation fixed on stock option awards granted to employees and other common units of Parent held by employees subject only to time vesting.

4. PROPERTY AND EQUIPMENT:
   -----------------------

Property and equipment includes network equipment, office furniture and equipment, computer equipment and software, leasehold improvements and construction in progress. These assets are stated at cost and are depreciated when ready for their intended use. Property and equipment at June 30, 2000 and December 31, 1999, consisted of the following (in thousands):

                                                       June 30, December 31,
                                                         2000      1999
                                                       -------    ------
                                                           (In Euros)
          Network equipment                             82,182    42,343
          Office furniture and equipment                 3,229     1,384
          Computer equipment and software                7,909     5,095
          Leasehold improvements                         4,476     1,847
          Buildings                                        216       205
                                                       -------    ------
          Property and equipment, in service            98,012    50,874
          Less: accumulated depreciation               (10,878)   (4,144)
                                                       -------    ------
          Property and equipment, in service, net       87,134    46,730
          Network construction in progress              93,492    45,216
                                                       -------    ------
          Property and equipment, net                  180,626    91,946
                                                       =======    ======

5. LONG-TERM DEBT:
   ---------------

Senior Discount Notes

In February 1999, the Company completed an offering of 147,500 units (the "Units") consisting of $147.5 million aggregate principal amount at maturity of 14% Senior Discount Notes due 2009 (the "Notes") issued by CompleTel Europe and 1,475,000 non-voting Class B Membership Interests of CompleTel Holdings. CompleTel Europe issued the Notes at a substantial discount from their principal amount at maturity. The proceeds of the offering, net of offering fees and costs, were approximately $72.6 million ((Euro)74.1 million) and were held in an escrow account until CompleTel Europe received a minimum commitment of $90 million in senior credit facilities. To comply with Netherlands laws, the Notes are guaranteed by Parent on a senior unsecured basis. As Parent is a holding company with no operations other than the operations to be conducted by CompleTel Europe and its subsidiaries, it is unlikely that Parent will have sufficient funds to satisfy CompleTel Europe's obligations on the Notes if CompleTel Europe is unable to satisfy its own obligation on the Notes. Of the $75 million ((Euro)76.6 million) gross proceeds from the offering, approximately $70.5 million ((Euro)72.0 million) was attributed to the Notes and approximately $4.5 million ((Euro)4.6 million) was attributed to the 1,475,000 Class B Membership Interests of CompleTel Holdings.

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

Credit Agreement

In January 2000, the Company executed an agreement for a (Euro)265 million senior secured credit facility with Goldman Sachs International and Paribas as co-arrangers of the facility. The funds were to be available to the Company's subsidiaries, initially to include CompleTel ECC, CompleTel Services S.A.S., CompleTel France and CompleTel Germany, in two tranches including a euro term facility available until December 31, 2000, in the aggregate amount of (Euro)105 million and a euro revolving loan facility available until December 31, 2002, in the aggregate amount of (Euro)160 million. The (Euro)160 million tranche was to become available after May 31, 2000, if the euro term facility was fully drawn, and other conditions were satisfied. Following December 31, 2002, up to
(Euro)141 million of the outstanding advances under the euro revolving loan facility will first be converted into a term loan, and any other outstanding advances will become part of a (Euro)19 million working capital facility. The facility matures on December 31, 2006.

In April 2000, the Company entered into an agreement (the "Suspension Agreement") with the lenders under its credit facility which provides that the Company will not borrow funds under its credit facility until the credit facility is amended and that, in turn, during this period, the lenders will suspend the application of various provisions, including substantially all of the representations, covenants and events of default in the credit facility. During such period, certain other provisions of the credit facility will remain in effect including, without limitation, the obligation to maintain the security interests of the lenders and to pay, among other things, commitment fees to the lenders. The Suspension Agreement will be in effect until the earlier of (a) January 11, 2001 (b) the date the Company cancels its credit facility or (c) the date an amendment to the credit facility is in effect. In the event that an amendment to the credit facility cannot be agreed upon by six months, or, if extended by the Company, nine months, after the effective date of the Suspension Agreement, the Suspension Agreement and credit facility will terminate. After giving effect to this offering, without this suspension of the covenants, the Company would not be able to borrow under its credit facility without obtaining a waiver from the lenders. The Company intends to negotiate an amendment to the credit facility prior to the expiration of the Suspension Agreement which will include modifications to the covenants and permit the Company to borrow under such amended credit facility.

Senior Notes

In April 2000, the Company completed an offering of an aggregate (Euro)200 million 14% senior notes due 2010 (the "Senior Notes"). A portion of the proceeds were used to repurchase $27.0 million ((Euro)27.6 million) principal amount at maturity of the Notes. The Company lent approximately (Euro)78.0 million of the net proceeds of the Senior Notes offering to a wholly-owned subsidiary which used the funds to invest in a portfolio of securities which is pledged as security for the Senior Notes. The proceeds of these pledged securities will be used to make the first six interest payments on the Senior Notes. The remaining proceeds from the Senior Notes offering will be used to (i) fund the further deployment of the Company's networks in existing markets and an additional six cities in France and Germany, (ii) fund the expansion of the Company's Internet-related services, (iii) develop complementary local access systems, (iv) fund net operating losses and (v) for general and corporate purposes.

Long-term debt consists of the following:

                                                          June 30,    December 31,
                                                            2000        1999
                                                        ------------  -----------
                                                                 (In Euros)
14% Senior Discount Notes, face amount
  $147.5 million, due 2009, effective interest rate
  of 15.1%, at accreted value                                 75,071       79,596
(Euro)265 million senior secured credit facility                   -            -
14% Senior Notes, face amount
  (Euro)200 million due 2010                                 200,000            -
                                                        ------------  -----------
          Total                                              275,071       79,596




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

As of and for the three months ended June 30, 2000 (in thousands):

                                                                 CompleTel
                                CompleTel  CompleTel  CompleTel    Europe
                                   SAS       GmbH      UK Ltd.   And Other     Consolidated
                                --------   -------     -------   ---------    -------------
Revenues                           3,565       502       1,427           -            5,494
Depreciation and amortization      2,479     1,243          62         447            4,231
Net income (loss)                (18,734)  (12,149)       (753)      4,515          (27,121)
Total assets                     143,646    81,910       2,577     640,347          868,480
Expenditures for long-lived
  assets                          27,105    28,823         256       4,497           60,681


As of and for the three months ended June 30, 1999 (in thousands):

                                                                 CompleTel
                                CompleTel  CompleTel  CompleTel    Europe
                                   SAS       GmbH      UK Ltd.   And Other     Consolidated
                                --------   -------     -------   ---------    -------------
                                                      (In Euros)
Revenues                            258         -           37           -              295
Depreciation and amortization       176         2            9          78              265
Net loss                         (5,083)     (548)        (229)     (3,828)          (9,688)
Total assets                     47,497       503        1,021      67,764          116,785
Expenditures for long-lived
  assets                         12,589       215           17       2,651           15,472



As of and for the six months ended June 30, 2000 (in thousands):

As of and for the six months ended June 30, 2000 (in thousands):

                                                                 CompleTel
                                CompleTel  CompleTel  CompleTel    Europe
                                   SAS       GmbH      UK Ltd.   And Other     Consolidated
                                --------   -------     -------   ---------    -------------
                                                      (In Euros)
Revenues                           5,373       730       2,363           -            8,466
Depreciation and amortization      4,518     1,969          97         593            7,177
Net loss                         (32,169)  (18,664)     (1,066)    (72,478)        (124,377)
Total assets                     143,646    81,910       2,577     640,347          868,480
Expenditures for long-lived
  assets                          46,094    43,270         423       5,438           95,225


As of and for the six months ended June 30, 1999 (in thousands):

                                                                 CompleTel
                                CompleTel  CompleTel  CompleTel    Europe
                                   SAS       GmbH      UK Ltd.   And Other     Consolidated
                                --------   -------     -------   ---------    -------------
                                                      (In Euros)
Revenues                            258          -          37           -              295
Depreciation and amortization       299          2           9          78              388
Net loss                         (8,763)      (675)       (597)     (4,906)         (14,941)
Total assets                     47,497        503       1,021      67,764          116,785
Expenditures for long-lived
  assets                         23,628        240          36       3,163           27,067


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the words "intend", "expect," "estimate," "anticipate," "project," "believe," "plan," and "should," or other variations of such terms, are intended to identify forward-looking statements. Specifically, statements included in this report that are not historical facts, including statements about our beliefs and expectations about our business and our industry are forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. These risks and uncertainties include, but are not limited to, our ability to do the following in a timely manner: successfully market our network services to current and new customers; interconnect with and develop cooperative working relationships with incumbent local exchange carries; develop efficient operations support systems and other back office systems; successfully and efficiently transfer new customers to our networks and access new geographic markets; successfully develop Internet data centers and market our Internet-related services; identify, finance and complete suitable acquisitions and partnering arrangements with other companies; secure additional financing necessary to carry out our plans and expand our services; install new switching facilities and other network equipment; obtain leased fiber optic line capacity, rights-of-way, building access rights and any required governmental authorizations, franchiser and permits; consistently deliver reliable services and minimize system failures or shutdowns; successfully obtain necessary regulatory approvals and manage changes in regulatory requirements; and other factors discussed in our filings with the Securities and Exchange Commission. Forward-looking statements included in this report speak only as of the date of this report and we will not revise or update these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Unless otherwise indicated, all share numbers reflect the five-for-one split we effected on February 25, 2000.

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

Prior to January 1, 2000, the functional currency for CompleTel Europe, CompleTel Holding I B.V., CompleTel Holding II B.V. and CompleTel ECC B.V. was the U.S. dollar and the functional currency for each of CompleTel Europe's operating subsidiaries was the applicable local currency. Effective January 1, 2000, CompleTel Europe, CompleTel Holding I B.V., CompleTel Holding II B.V. and CompleTel ECC B.V. and each of their subsidiaries, except those in the U.K. utilized the euro as their functional currency. Additionally, we have elected to use the euro as our financial reporting currency. As a result, we have restated prior period amounts by translating prior period U.S. dollar amounts into the euro. Our results of operations (accumulated deficit) for periods prior to January 1, 1999 (introduction date for the euro) have been restated using the January 1, 1999 exchange rate between the U.S. dollar and the euro.

Results of Operations

We have generated operating losses and negative cash flow from our operating activities to date. As a result of our operating history, prospective investors have limited operating and financial data about us upon which to base an evaluation of our performance.

Revenues

For the quarter ended June 30, 2000, revenues totaled (Euro)5.5 million compared to (Euro)0.3million for the comparable period in 1999. For the six months ended June 30, 2000 revenues totaled (Euro)8.5 million, compared to (Euro)0.3 million in the comparable period in 1999. Since January 1998, we have developed and refined our business plans, procured regulatory and governmental authorizations for our 17 markets, raised capital, hired management and other key personnel, designed, developed and begun installing our fiber optic metropolitan area networks and operation support systems, obtained senior financing commitments and negotiated equipment and facilities agreements.

Operating Expenses

Our primary operating expenses consist of network costs, selling, general and administrative expenses, including start-up costs, management fees to affiliate, and depreciation and amortization expenses.

Network Costs

Network costs for the three and six month periods ended June 30, 2000 totaled
(Euro)5.6 million and (Euro)8.6 million, respectively, compared to (Euro)0.4 million and (Euro)0.5 million for the comparable periods in 1999. We expect these costs will increase as we expand our networks and services. Our network costs include costs such as interconnection costs, the cost of leasing high capacity digital lines that interconnect our network with the networks of other providers, the cost of leasing local loop lines that connect our customers to our network, and switch site rent, operating and maintenance costs. We also lease dark fiber and conduit to establish and augment our networks in certain markets.

For the quarter ended June 30, 2000, our direct operating margin, which includes network costs directly associated with our revenues such as interconnect costs, totaled (Euro)2.8 million, or 50 percent. For the prior quarter, direct operating margin was over 50 percent. For the three and six month periods ended June 30, 2000, our gross margin, which includes all network costs, was approximately break-even.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include selling and marketing costs, customer care, billing, corporate administration, salaries and other personnel costs and legal fees. For the three and six month periods ended June 30, 2000, selling, general and administrative expenses totaled (Euro)17.2 million and (Euro)30.4 million, respectively, compared to (Euro)6.1 million and
(Euro)9.6 million for the comparable periods in 1999. The (Euro)4 million increase in the second quarter and the increase in the comparable 1999 period are due to the rapid growth in the number of personnel and the expenses related to wages and salaries.

We are assembling a large, locally based, direct sales force in our local and regional markets and a national account team to service multiple location customers and key account executives. To attract and retain a highly qualified sales force, we offer our sales and customer-care personnel a highly competitive compensation package. The number of employees increased from 197 as of June 30, 1999 to 564 as of June 30, 2000. On June 30, 2000, we had a sales force of 138 (including managers and administrators), compared to 59 on June 30, 1999. We expect the number of sales and marketing personnel to continue to grow and our selling, general and administrative costs to increase as we develop and expand our operations.

We incurred amortization of stock-based compensation expense of approximately
(Euro)3.3 million and (Euro)1.6 million under our fixed stock option plan for the three and six month periods ended June 30, 2000. This amount is based on deferred compensation at the date of grant totaling approximately (Euro)31.9 million.

We incurred additional stock-based compensation expense of approximately
(Euro)42.4 million upon completion of our IPO due to the resulting vesting of certain CompleTel LLC performance vesting units held by certain of our employees in connection with a qualified public offering. This compensation expense is based on an assumed IPO price of (Euro)17.50 per share. In addition, based upon our value as indicated in the IPO, we recorded compensation expense and deferred compensation in the quarter ended March 31, 2000, of approximately (Euro)24.0 million and (Euro)74.9 million, respectively, for performance vesting units that will not vest as a result of the IPO but which may vest upon a qualified sale by Madison Dearborn Partners or in May 2005 based on a deemed vesting date. The additional deferred compensation is being amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by Madison Dearborn Partners). The recorded amount of compensation expense and deferred compensation for these variable awards are adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of the reporting period based on the then current market value of ordinary shares. Accordingly, as of June 30, 2000, we reduced previously recorded compensation expense and deferred compensation by approximately
(Euro)7.5 million and (Euro)32.2 million, respectively, based on the June 30, 2000 share price of CompleTel Europe N.V.

Management Fees to Affiliate

CompleTel LLC and its wholly-owned subsidiary, CableTel Management, Inc., CompleTel Europe, and each of the entities between CompleTel Europe and our operating subsidiaries, incur overhead costs and expenses associated with their holding company operations. Our operating subsidiaries bear their proportionate share of these costs and expenses. The operating subsidiaries pay CableTel Management, Inc. a management fee of 105% (103% for periods prior to the end of January 1999) of all allocated costs, expenses, charges and disbursements that CableTel Management, Inc. and CompleTel Europe incur in rendering services to each of the companies. These services rendered are ordinary and necessary general and administrative expenses of CompleTel Europe that were paid on its behalf by CableTel Management, Inc. For the three and six month periods ended June 30, 2000, we recorded (Euro)4.0 million and (Euro)6.1 million, respectively, of related-party management fees compared to (Euro)1.0 million and
(Euro)1.9 million for the same periods of 1999.

Depreciation and Amortization

For the three and six-month periods ended June 30, 2000, we recorded depreciation and amortization expense of (Euro)4.2 million and (Euro)7.2 million, respectively, compared to (Euro)0.3 million and (Euro)0.4 million for the comparable periods in 1999. These increases are due to increases in network and non-network related property and equipment. We started recording network depreciation during the quarter ended June 30, 1999 when we initiated network services.

Other Income and Expense

We incurred interest expense, net of (Euro)2.7 million of capitalized interest, of (Euro)6.6 million during the quarter ended June 30, 2000. Interest expense for the quarter ended June 30, 1999 totaled (Euro)2.7 million. For the six-month periods ended June 30, 2000 and 1999, interest expense totaled (Euro)8.5 million, net of (Euro)4.0 million of capitalized interest, and (Euro)3.9 million, respectively. The interest expense recorded reflects interest on our senior notes, the accretion of our senior discount notes and the amortization of deferred financing costs. We capitalize a portion of our interest costs as part of the construction cost of our networks, in accordance with Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Costs" ("SFAS 34").

Interest income totaled (Euro)9.1 million and (Euro)9.6 million for the three and six month periods ended June 30, 2000, respectively, compared to (Euro)1.0 million and (Euro)1.5 million for the comparable periods in 1999. We have applied for an exemption from regulations required by the Investment Company Act of 1940. We expect the request for an exemption will be concluded in the third quarter. As a result of the regulation, and until such time that we obtain an exemption to remain in compliance with the investment requirements, as of June 30, 2000 we had invested approximately (Euro)502.9 million of our initial public offering proceeds and our senior note proceeds in short-term maturities of U.S. treasury bills. As a result of this investment, we have entered into forward currency contracts for the amount of these investments to minimize our currency exposure.

Foreign Exchange Rates

Our revenues, costs, assets and liabilities are, for the most part, denominated in euros, which is our functional currency, effective January 1, 2000. Therefore, we are exposed to changes in currency exchange rates due to our U.S. dollar denominated debt and investments. The notes which we issued in February 1999 expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in U.S. dollars, and a substantial portion of our future cash flow used to service these payments will be denominated in local currencies, including the euro. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

We adopted the euro as our functional and reporting currency effective January 1, 2000.

Net Loss

Our net loss during the three and six month periods ended June 30, 2000 was
(Euro)27.1 million and (Euro)124.4 million, respectively, compared to losses during the similar periods in 1999 of (Euro)9.7 million and (Euro)14.9 million, respectively. The increases were primarily the result of non-cash compensation charges and substantial start-up costs of the operating subsidiaries.

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

                                                                          Six Months Ended
                                                                         June 30,    June 30,
                                                                           2000        1999
                                                                         --------    -------
                                                                              (In Euros)
  Net Loss                                                               (124,377)   (14,941)
  Interest expense (net of interest income and capitalized interest)       (1,047)     2,431
  Income taxes                                                                  -          -
  Depreciation and amortization                                             7,177        388
  Non-cash compensation expense                                            64,229        206
  Foreign exchange loss and other expense                                  18,451        246
  Gain on early extinguishment of debt                                     (1,053)         -
                                                                         --------    -------
      Negative Adjusted EBITDA                                            (36,620)   (11,670)


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

Statements of Cash Flows
------------------------

We had cash and cash equivalents of (Euro)550.4 million as of June 30, 2000, an increase of (Euro)493.3 million from (Euro)57.1 million as of December 31, 1999. Details of the change in cash and cash equivalents are set forth in the table below.

                                                         Six Months Ended
                                                       June 30,    June 30,
                                                        2000        1999
                                                      --------     -------
                                                           (In Euros)
  Cash flows from operating activities                 (38,432)    (12,610)
  Cash flows from investing activities                (151,392)    (27,067)
  Cash flows from financing activities                 677,751     115,413
  Effect of exchange rates on cash                       5,377       4,948
                                                      --------     -------
  Net increase in cash and cash equivalents            493,304      80,684
  Cash and cash equivalents at beginning of period      57,115       1,472
                                                      --------     -------
  Cash and cash equivalents at end of period           550,419      82,156



Cash Flows from Operating Activities

During the six months ended June 30, 2000, we used (Euro)38.4 million in operating activities, a (Euro)25.8 million increase from the (Euro)12.6 million used in operating activities for the comparable period in 1999. This increase was primarily related to the substantial organization and start-up costs incurred during the development of our networks. Our development efforts increased significantly since the first half of 1999.

Cash Flows from Investing Activities

We used approximately (Euro)677.8 million of cash in investing activities during the six months ended June 30, 2000, compared to a use of (Euro)27.1 million for the similar period in 1999. The increase was primarily due to investment of our initial public offering proceeds during the first quarter of 2000 and the purchase of approximately (Euro)78 million of securities that are currently pledged as security for the Senior Notes (See Liquidity and Capital Resources below).

Cash Flows from Financing Activities

We had approximately (Euro)677.8 million of cash flows from financing activities during the six months ended June 30, 2000, compared to (Euro)115.4 million for the similar period in 1999. The increase was due to the proceeds from our initial public offering and our senior note offering less approximately
(Euro)14.9 million used to repurchase a portion of our existing senior discount notes. Cash flows from financing activities during the first quarter of 1999 resulted from proceeds from our senior discount note offering and equity contributions from our parent.

Liquidity and Capital Resources
-------------------------------

The telecommunications business is capital intensive. We have needed and will continue to need large amounts of capital to fund capital expenditures, working capital, debt service, and operating losses. As of June 30, 2000, we had
(Euro)628.7 million of cash and short-term investments and net working capital of (Euro)569.6 million.

In January 2000, we executed an agreement for a (Euro)265 million senior secured credit facility with Goldman Sachs International and Paribas as co-arrangers of the facility. As of June 30, 2000, we had no borrowings outstanding under the facility. In April 2000, we entered into a suspension agreement with the co-arrangers and other parties whereby we agreed not to borrow funds under the credit facility in exchange for their agreement to suspend the application of substantially all of the representations, covenants and events of default. See
Note 5 of the Notes to Unaudited Consolidated Condensed Financial Statements included elsewhere in this report for a discussion of this agreement.

In April 2000, we completed an offering of an aggregate (Euro)200 million 14% senior notes due 2010 (the "Senior Notes"). A portion of the proceeds were used to repurchase $27.0 million ((Euro)27.6 million ) principal amount at maturity of our existing senior discount notes. We lent approximately (Euro)78.0 million of the net proceeds to a wholly-owned subsidiary which used the funds to invest in a portfolio of securities which is pledged as security for the Senior Notes. The proceeds of these pledged securities will be used to make the first six interest payments on the Senior Notes. The remaining proceeds from the Senior Notes offering will be used to (i) fund the further deployment of our networks in existing markets and an additional six cities in France and Germany, (ii) fund the expansion of our Internet-related services, (iii) develop complementary local access systems, (iv) fund net operating losses and (v) for general and corporate purposes.

Capital Expenditures

During the quarters ended June 30, 2000 and 1999, we made capital expenditures of (Euro)60.7 million and (Euro)15.5 million, respectively, for property and equipment necessary to deploy networks in our initial markets. For the six-month periods ended June 30, 2000 and 1999, we made capital expenditures totaling
(Euro)95.2 million and (Euro)27.1 million, respectively. We also used capital during these periods to fund our operating losses.

The actual amount and timing of the Company's future capital requirements may differ materially from the Company's current estimates, and additional financing may be required in the event of departures from the Company's business plans and projections, including those caused by unforeseen delays, cost overruns, engineering design changes, demand for the Company's services that varies from that expected by the Company, and adverse regulatory, technological or competitive developments. The Company may also require additional capital (or require financing sooner than anticipated) if it alters the schedule or targets of its roll-out plan in response to regulatory, technological or competitive developments (including additional market developments and new opportunities in and outside of its target markets). The Company intends to evaluate potential joint ventures, strategic alliances, and acquisition opportunities on an ongoing basis as they arise, and the Company may require additional financing if it elects to pursue any such opportunities. The Company also may be required to seek additional financing if it elects to provide complementary telecommunications services or deploy networks in other Western European markets beyond its target markets.

The Company is currently implementing its business plan to deploy and operate metropolitan area networks ("MANs") in 17 cities in France and Germany and provide Internet-related services in these cities and the United Kingdom. The Company believes it has fully funded its current business plan to construct MANs in these 17 cities and provide these Internet-related services.

Majority Owner

CompleTel Europe is majority owned by CompleTel LLC, a Delaware limited liability company. CompleTel LLC currently intends to begin the distribution of CompleTel Europe N.V. ordinary shares beneficially owned by CompleTel LLC's members, through optional redemptions of their fully vested units, beginning at the end of the third quarter 2000, subject to limitations imposed by applicable Dutch law and Delaware law. Upon all units becoming fully vested, CompleTel LLC currently intends to permit the optional redemption of such units and initiate the liquidation process.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Investment Portfolio and Interest Rate Sensitivity

Our investment policy is limited by the indentures for our outstanding notes and our senior secured credit facility. We are restricted to investing in financial instruments with a maturity of one year or less (with certain limited exceptions). We are required to utilize investments that meet high credit quality standards, such as obligations of the U.S. government or any European Economic Community member government or any agency thereof guaranteed by the country, certificates of deposits, money market deposits, and commercial paper with a rating of A-1 or P-1. When and if we terminate the suspension of our credit facility, we would be required to enter into an interest rate hedging program with respect to 50% of every tranche of (Euro)50 million borrowed to mitigate foreign currency exchange rate risk.

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

The spot rates for the euro are shown below expressed in dollar per one euro.

          December 31, 1998                         $1.181(1)
          June 30, 1999                             $1.033
          December 31, 1999                         $1.007
          June 30, 2000                             $0.951
----------------------------------------
(1) Based on the exchange rate as of January 4, 1999, the date on which the Euro Noon Buying Rate was first quoted.

We intend to manage exchange rate risk by incurring financing liabilities denominated in the currency of the country of operations. In addition, we intend to adopt hedging strategies to manage our exposure to foreign currency exchange rate risk.

                          PART II.  OTHER INFORMATION

Item 6(a)  Exhibits

Exhibit No.  Description
-----------  -------------------------------------------------------------------

10.1(1) Amended Employment Agreement by and between CableTel Management, Inc. and William H. Pearson, dated June 30, 2000
10.2(1) Amended Employment Agreement by and between CableTel Management, Inc. and David Lacey dated June 30, 2000
10.3(1) Amended Employment Agreement by and between CableTel Management, Inc. and James E. Dovey dated June 30, 2000
10.4(1) Amended and Restated Executive Securities Agreement by and between CompleTel LLC and Martin Rushe dated as of January 15, 2000
10.5(1) Amended and Restated Executive Securities Agreement by and between CompleTel LLC and Hansjorg Rieder dated as of May 26, 1999
10.6(2) German License Certificate Class 4 for the Provision of Voice Telephony Services on the Basis of Self-operated Telecommunications Networks for Cities in the Administrative District of Leipzig dated July 7, 2000
10.7(2) German License Certificate Class 3 for the Operation of Transmission Lines for the Offer of Telecommunications Services for the Public by the Licensee or other Parties for Cities in the Administrative District of Leipzig dated July 7, 2000
10.8(2) German License Certificate Class 3 for the Operation of Transmission Lines for the Offer of Telecommunications Services for the Public by the Licensee or other Parties for Cities in the Administrative District of Dresden dated July 7, 2000
10.9(2) German License Certificate Class 3 for the Operation of Transmission Lines for the Offer of Telecommunications Services for the Public by the Licensee or other Parties for Cities in the Administrative Districts of Karlsruhe and Rheinhessen-Pfalz dated July 7, 2000
10.10(2) German License Certificate Class 3 for the Operation of Transmission Lines for the Offer of Telecommunications Services for the Public by the Licensee or other Parties for the State of Hamburg, Cities in the State of Schleswig-Holstein and Cities in the Administrative District of Luneburg dated July 7, 2000
10.11(2) German License Certificate Class 4 for the Provision of Voice Telephony Services on the Basis of Self-operated Telecommunications Networks for Cities in the Administrative District of Stuttgart dated July 7, 2000
10.12(2) German License Certificate Class 4 for the Provision of Voice Telephony Services on the Basis of Self-operated Telecommunications Networks for Cities in the Administrative District of Dresden dated July 7, 2000
10.13(2) German License Certificate Class 4 for the Provision of Voice Telephony Services on the Basis of Self-operated Telecommunications Networks for the State of Hamburg, Cities in the State of Schleswig-Holstein and Cities in the Administrative District of Luneburg dated July 7, 2000
10.14(2) German License Certificate Class 4 for the Provision of Voice Telephony Services on the Basis of Self-operated Telecommunications Networks for Cities in the Administrative Districts of Karlsruhe and Rheinhessen-Platinate dated July 7, 2000
10.15(2) German License Certificate Class 3 for the Operation of Transmission Lines for the Offer of Telecommunications Services for the Public by the Licensee or other Parties for Cities in the Administrative District of Stuttgart dated July 7, 2000
10.16(2) Amendment to German License Certificate Class 3 for the Operation of Transmission Lines Offered for Telecommunications Services for the Public by the Licensee or Others for Cities in the Administrative District of Darmstadt and Cities in the State of Rhineland-Palatinate dated July 7, 2000
10.17(2) Amendment to German License Certificate Class 4 for Voice Telephony Services on the Basis of Self-operated Telecommunications Networks for Cities in the Administrative District of Darmstadt and Cities in the State of Rhineland-Palatinate dated July 7, 2000
27.1         Financial Data Schedule
___________

(1) Previously filed as an exhibit to the Registrants' Registration Statement on Form S-4, file number 333-41126, filed with the Securities and Exchange Commission on July 11, 2000 and incorporated herein by reference.
(2) Previously filed as an exhibit to Amendment No. 1 to the Registrants' Registration Statement on Form S-4, file number 333-41126, filed with the Securities and Exchange Commission on July 21, 2000 and incorporated herein by reference.


Item 6(b)  Reports on Form 8-K


The Company filed a Current Report on Form 8-K on April 7, 2000, announcing the Company's agreement on April 6, 2000 to sell an aggregate of euro 200 million principal amount of its 14% senior notes due 2010.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         COMPLETEL EUROPE N.V.
                                         (Registrant)


Date:  August 14, 2000                   /s/ William H. Pearson
                                         -------------------------------------
                                         William H. Pearson
                                         President and Chief Executive Officer


Date:  August 14, 2000                   /s/ David E. Lacey
                                         -------------------------------------
                                         David E. Lacey
                                         Chief Financial Officer