Form 10-Q
period 2000-09-30
COMPLE TEL EUROPE NV
filed 2000-11-14
CIK 1089558

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED: SEPTEMBER 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM ________ TO ________

                        Commission file number 000-30075

                            ------------------------

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

                                (31) 20 666 1701
                        (Registrant's telephone number)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 1, 2000, the Registrant had outstanding capital stock of 157,413,060 ordinary shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COMPLETEL EUROPE N.V.
                                   FORM 10-Q

                                     INDEX

                                                                                        PAGE
                                                                                       NUMBER
                                                                                      --------
PART I.                 FINANCIAL INFORMATION

  ITEM 1.               Financial Statements (unaudited)

                        Consolidated Condensed Balance Sheets as of September 30,
                          2000 and December 31, 1999 (unaudited)....................      1

                        Consolidated Condensed Statements of Operations for the
                          Three and Nine Months Ended September 30, 2000 and 1999
                          (unaudited)...............................................      2

                        Consolidated Condensed Statement of Shareholders' Equity
                          (Deficit) for the Nine Months Ended September 30, 2000
                          (unaudited)...............................................      3

                        Consolidated Condensed Statements of Cash Flows for the Nine
                          Months Ended September 30, 2000 and 1999 (unaudited)......      4

                        Notes to Interim Unaudited Consolidated Condensed Financial
                          Statements (unaudited)....................................      5

  ITEM 2.               Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     10

  ITEM 3.               Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     17

PART II.                OTHER INFORMATION                                                19

  ITEM 6.               Exhibits and Reports on Form 8-K............................     19

SIGNATURES..........................................................................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (STATED IN THOUSANDS OF EUROS--SEE NOTE 2)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                              --------------   -------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................      E 483,533         E 57,115
  Short-term investments, restricted........................         27,742               --
  Customer accounts receivable, net.........................         10,820            1,709
  Affiliate receivables.....................................             --              304
  VAT receivables, prepaid expenses and other current
    assets..................................................         29,154           14,677
                                                              --------------   -------------
    Total current assets....................................        551,249           73,805
                                                              --------------   -------------
LONG TERM ASSETS:
  Property and equipment, net (see Note 4)..................        229,029           91,946
  Licenses and other intangibles, net.......................          4,600            4,557
  Deferred financing costs, net.............................         20,700            5,082
  Long-term investments, restricted.........................         51,983               --
  Other long-term assets....................................          2,463              818
                                                              --------------   -------------
    Total long-term assets..................................        308,775          102,403
                                                              --------------   -------------
TOTAL ASSETS................................................      E 860,024         E176,208
                                                              ==============   =============

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Network vendor payables...................................       E 59,538         E 28,593
  Accrued liabilities and trade accounts payable............         63,712           22,536
  Affiliate payables........................................            978            2,412
                                                              --------------   -------------
    Total current liabilities...............................        124,228           53,541
                                                              --------------   -------------
LONG-TERM DEBT..............................................        282,908           79,596
                                                              --------------   -------------
SHAREHOLDERS' EQUITY:
  Ordinary shares, E .10 par value; 625,000,000 shares
    authorized, 157,413,060 and 126,133,060 shares issued
    and outstanding at September 30, 2000 and December 31,
    1999, respectively......................................         15,741           12,613
  Additional paid-in capital................................        706,534          116,463
  Deferred compensation.....................................        (51,804)         (28,036)
  Other cumulative comprehensive income (see Note 7)........            758              728
  Accumulated deficit.......................................       (218,341)         (58,697)
                                                              --------------   -------------
TOTAL SHAREHOLDERS' EQUITY..................................        452,888           43,071
                                                              --------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................      E 860,024         E176,208
                                                              ==============   =============

         The accompanying notes are an integral part of these unaudited consolidated condensed balance sheets.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
    (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER AMOUNTS--SEE NOTE 2)
                                  (UNAUDITED)

                                           THREE MONTHS        THREE MONTHS         NINE MONTHS        NINE MONTHS
                                               ENDED               ENDED               ENDED              ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                               2000                1999                2000                1999
                                         -----------------   -----------------   -----------------   ----------------
REVENUES...............................        E     9,537         E     1,106         E    18,003         E    1,401
OPERATING EXPENSES:
  Network costs........................              9,978                 913              18,540              1,434
  Selling, general and
    administrative.....................             20,977               9,528              51,351             19,114
  Management fees to affiliated
    party..............................              3,873               1,627              10,023              3,485
  Non-cash deferred compensation.......             (3,546)                514              60,683                720
  Depreciation and amortization........              6,838               1,474              14,015              1,862
                                         -----------------   -----------------   -----------------   ----------------
    Total operating expenses...........             38,120              14,056             154,612             26,615
                                         -----------------   -----------------   -----------------   ----------------
OPERATING LOSS.........................            (28,583)            (12,950)           (136,609)           (25,214)
OTHER INCOME (EXPENSE):
  Interest income......................              7,394                 667              16,953              2,132
  Interest expense, net of capitalized
    interest...........................             (7,889)             (1,953)            (16,401)            (5,849)
  Foreign exchange loss and other
    expense............................             (6,189)                 14             (24,640)              (232)
                                         -----------------   -----------------   -----------------   ----------------
    Total other income (expense).......             (6,684)             (1,272)            (24,088)            (3,949)
                                         -----------------   -----------------   -----------------   ----------------
NET LOSS BEFORE INCOME TAXES...........            (35,267)            (14,222)           (160,697)           (29,163)
INCOME TAX PROVISION...................                 --                  --                  --                 --
                                         -----------------   -----------------   -----------------   ----------------
NET LOSS BEFORE EXTRAORDINARY ITEM.....            (35,267)            (14,222)           (160,697)           (29,163)
                                         -----------------   -----------------   -----------------   ----------------
EXTRAORDINARY ITEM:
  Gain on early extinguishment of
    debt...............................                 --                  --               1,053                 --
                                         -----------------   -----------------   -----------------   ----------------
NET LOSS...............................        E   (35,267)        E   (14,222)        E  (159,644)        E  (29,163)
                                         =================   =================   =================   ================
BASIC AND DILUTED LOSS PER ORDINARY
  SHARE:
  Net loss before extraordinary item...        E     (0.22)        E     (0.13)        E     (1.09)        E    (0.30)
                                         =================   =================   =================   ================
  Extraordinary item...................        E        --         E        --         E      0.01         E       --
                                         =================   =================   =================   ================
  Net loss.............................        E     (0.22)        E     (0.13)        E     (1.08)        E    (0.30)
                                         =================   =================   =================   ================
WEIGHTED AVERAGE NUMBER OF ORDINARY
  SHARES OUSTANDING....................        157,413,060         105,357,145         147,252,768         95,764,079
                                         =================   =================   =================   ================

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

       CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
        (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AMOUNTS--SEE NOTE 2)
                                  (UNAUDITED)

                                                             ORDINARY SHARES             ADDITIONAL
                                                     --------------------------------      PAID-IN        DEFERRED
                                                          NUMBER            AMOUNT         CAPITAL      COMPENSATION
                                                     -----------------   ------------   -------------   -------------
BALANCE, December 31, 1999.........................        126,133,060       E12,613        E116,463       E(28,036)
  Issuance of ordinary shares in connection with
    initial public offering, net of underwriters'
    discount and offering costs....................         31,280,000         3,128         508,781             --
  Deemed contributions by Parent related to
    allocation of non-cash compensation charges....                 --            --          78,663        (67,531)
  Repurchase of shares allocated from Parent.......                 --            --          (3,128)            --
  Issuance of stock options........................                 --            --           5,755         (5,755)
  Amortization of deferred compensation............                 --            --              --         49,518
  Cumulative translation adjustment................                 --            --              --             --
  Net loss.........................................                 --            --              --             --
                                                     -----------------   ------------   -------------   -------------
BALANCE, September 30, 2000........................        157,413,060       E15,741        E706,534       E(51,804)
                                                     =================   ============   =============   =============

                                                         OTHER
                                                       CUMULATIVE
                                                     COMPREHENSIVE     ACCUMULATED
                                                         INCOME          DEFICIT           TOTAL
                                                     --------------   --------------   --------------
BALANCE, December 31, 1999.........................         E728          E (58,697)         E 43,071
  Issuance of ordinary shares in connection with
    initial public offering, net of underwriters'
    discount and offering costs....................           --                 --           511,909
  Deemed contributions by Parent related to
    allocation of non-cash compensation charges....           --                 --            11,132
  Repurchase of shares allocated from Parent.......           --                 --            (3,128)
  Issuance of stock options........................           --                 --                --
  Amortization of deferred compensation............           --                 --            49,518
  Cumulative translation adjustment................           30                 --                30
  Net loss.........................................           --           (159,644)         (159,644)
                                                       ---------      --------------   --------------
BALANCE, September 30, 2000........................         E758          E(218,341)        E 452,888
                                                       =========      ==============   ==============

   The accompanying notes are an integral part of this unaudited consolidated condensed financial statements.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   (STATED IN THOUSANDS OF EUROS--SEE NOTE 2)
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                              -------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2000             1999
                                                              --------------   --------------
OPERATING ACTIVITIES:
  Net loss..................................................      E(159,644)         E(29,163)
  Adjustment to reconcile net loss to cash used by operating activities--
    Depreciation and amortization...........................         14,015             1,862
    Non-cash compensation expense...........................         60,683               720
    Accretion of senior discount notes......................          8,481             6,134
    Amortization of deferred financing costs................          1,002               154
    Gain on early extinguishment of debt....................         (1,053)               --
    Unrealized foreign exchange loss........................         11,237                --
    Changes in assets and liabilities--
      Increase in customer accounts receivable..............         (9,111)           (7,364)
      Increase in VAT receivables, prepaid expenses and
        other current assets................................        (14,477)           (1,239)
      Increase in other long-term assets....................         (1,645)             (145)
      Increase in accrued liabilities and trade accounts
        payable.............................................         41,176            22,423
      Decrease in net affiliate payables/receivables........         (1,130)           (6,673)
                                                              --------------   --------------
        Net cash used by operating activities...............        (50,466)          (13,291)
                                                              --------------   --------------

INVESTING ACTIVITIES:
  Expenditures for property and equipment...................       (149,882)          (49,710)
  Increase in network vendor payables.......................         30,945                --
  Acquisition of licenses and other intangibles.............           (368)           (2,909)
  Restricted investments including funds placed in escrow...        (79,725)          (64,676)
  Proceeds from escrowed offering and investment earnings...             --            64,676
                                                              --------------   --------------
        Net cash used by investing activities...............       (199,030)          (52,619)
                                                              --------------   --------------

FINANCING ACTIVITIES:
  Net proceeds from senior discount notes...................             --            63,063
  Net proceeds from initial public offering.................        511,909                --
  Net proceeds from issuance of common shares and subsequent
    capital contributions...................................             --            55,720
  Net proceeds from senior notes............................        192,995                --
  Repurchase of senior discount notes.......................        (14,867)               --
  Deferred financing costs..................................         (9,612)           (3,789)
                                                              --------------   --------------
        Net cash provided by financing activities...........        680,425           114,994
                                                              --------------   --------------
Effect of exchange rates on cash............................         (4,511)            4,725
                                                              --------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................        426,418            53,809

CASH AND CASH EQUIVALENTS, beginning of period..............         57,115             1,472
                                                              --------------   --------------

CASH AND CASH EQUIVALENTS, end of period....................      E 483,533          E 55,281
                                                              ==============   ==============

          The accompanying notes are integral part of these unaudited consolidated condensed financial statements.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

     NOTES TO INTERIM UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  GENERAL:

    CompleTel Europe N.V., a Dutch holding company ("CompleTel Europe") (together with its direct and indirect wholly-owned subsidiaries, the "Company") seeks to be a leading facilities-based operator of a technologically advanced, high capacity fiber optic communications infrastructure and provider of telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas across Western Europe, with an initial focus on network deployment in France and Germany. Additionally, the Company intends to establish Internet data centers ("IDCs") and provide Internet access, web hosting and Internet value added services in France, Germany and the United Kingdom. The Company is deploying metropolitan fiber-optic networks in 17 markets in France and Germany and business oriented, Internet-related services in 18 markets, including London.

    The Company is majority owned by CompleTel LLC ("Parent"), a Delaware limited liability company.

    The Company has been principally engaged in developing its business plans, applying for and procuring regulatory and government authorizations, raising capital, hiring management and other key personnel, working on the design, development and construction of its fiber optic networks and operation support systems, negotiating equipment and facilities agreements, and negotiating interconnection agreements and certain right-of-way agreements. As a result of these activities, the Company has experienced significant operating losses and negative cash flows from operations. The Company expects to continue to generate negative cash flows from operations in each of its markets while it emphasizes development, construction and expansion of its business and until the Company establishes a sufficient revenue generating customer base in its markets. The Company also expects to experience ongoing operating losses and negative cash flows as it expands its operations in the 17 markets in France and Germany currently included in its business plan and builds out its IDCs and provides Internet-related services in these markets and the United Kingdom. The Company believes it has fully funded its current business plan to construct metropolitan area networks in these 17 markets and build out its IDCs and provide these Internet-related services.

2.  BASIS OF PRESENTATION:

    The accompanying interim unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and are in the form prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

FUNCTIONAL CURRENCY

    Prior to January 1, 2000, the functional currency for CompleTel Europe, CompleTel Holding I B.V., CompleTel Holding II B.V. and CompleTel ECC B.V. was the U.S. dollar and the functional currency for each of CompleTel Europe's operating subsidiaries was the applicable local currency. Effective January 1, 2000, CompleTel Europe, CompleTel Holding I B.V., CompleTel Holding II B.V. and CompleTel ECC B.V and each of their subsidiaries, except those in the U.K., adopted the euro as their functional currency. Additionally, the Company has elected to adopt the euro as its financial reporting currency and the Company has restated prior period amounts by translating prior period U.S. dollar amounts into the euro. The Company's results of operations (accumulated deficit) for periods prior to January 1, 1999 (introduction date for the euro) have been restated using the January 1, 1999 exchange rate between the U.S. dollar and the euro.

3.  INITIAL PUBLIC OFFERING:

    On March 30, 2000, CompleTel Europe completed its initial public offering ("IPO") of ordinary shares. In the offering, CompleTel Europe issued 31,280,000 ordinary shares in exchange for gross proceeds of approximately E547.4 million, based on the euro public offering price of E17.50 per share. A portion of the IPO shares, 8,343,931, were offered in the U.S., at a public offering price of $17.09 per share. After giving effect to the translation of U.S. dollars received for shares offered in the U.S., gross proceeds translated into euros totaled approximately E551.4 million. The Company is using the proceeds to
(i) further develop fiber optic networks in its target 17 markets in France and Germany, (ii) fund the build out of its IDCs and expansion of its Internet-related services, (iii) develop complimentary local access systems,
(iv) fund net operating losses and (v) for general corporate purposes.

COMPENSATION CHARGES

    CompleTel Europe's initial public offering (IPO) in March 2000, caused certain common units of Parent held by employees of the Company to vest as a result of meeting specified performance vesting criteria. As a result, the Company recorded compensation expense of approximately E42.4 million based on the value of those vested common units as implied by the IPO price received. In addition, based upon the IPO value indicated above, the Company recorded additional compensation expense and deferred compensation in the quarter ended March 31, 2000, of approximately E24.0 million and E74.9 million, respectively, for performance vesting units that did not vest as a result of the IPO but which may vest upon a qualified sale by a founding investor in Parent, Madison Dearborn Partners ("MDP"), or in May 2005 based on a deemed vesting date. The additional deferred compensation is amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by MDP as defined in the executive securities agreements). The recorded amount of compensation expense and deferred compensation for these variable awards are adjusted at each quarterly reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of each reporting period based on the then current market value of the ordinary shares of CompleTel Europe. Accordingly, for the three and nine months ended September 30, 2000, CompleTel Europe reduced previously recorded compensation expense by approximately E5.4 million and E12.9 million, respectively, and deferred compensation by approximately E18.7 million and E50.9 million, respectively, based on the closing price per share on September 30, 2000.

    The compensation charges (credits) described above, are included in non-cash compensation charges (credits) in the accompanying statement of operations for the three and nine months ended September 30, 2000. Also included in non-cash compensation charges for the three and nine months ended September 30, 2000, is E1.9 million and E7.2 million, respectively, resulting from the recognition of deferred compensation on fixed stock option awards granted to the Company's employees and other common units of Parent held by employees subject only to time vesting.

4.  PROPERTY AND EQUIPMENT:

    Property and equipment includes network equipment, office furniture and equipment, computer equipment and software, leasehold improvements and construction in progress. These assets are stated at cost and are depreciated when ready for their intended use. Property and equipment at September 30, 2000 and December 31, 1999, consisted of the following (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
Network equipment...................................      E132,353         E42,343
Office furniture and equipment......................         3,926           1,384
Computer equipment and software.....................         9,486           5,095
Leasehold improvements..............................         6,277           1,847
Buildings...........................................           205             205
                                                      -------------   ------------
Property and equipment, in service..................       152,247          50,874
Less: accumulated depreciation......................       (16,944)         (4,144)
                                                      -------------   ------------
Property and equipment, in service, net.............       135,303          46,730
Network construction in progress....................        93,726          45,216
                                                      -------------   ------------
Property and equipment, net.........................      E229,029         E91,946
                                                      =============   ============

5.  LONG-TERM DEBT:

SENIOR DISCOUNT NOTES

    In February 1999, the Company completed an offering of 147,500 units (the "Units") consisting of $147.5 million aggregate principal amount at maturity of 14% Senior Discount Notes due 2009 (the "Notes") issued by CompleTel Europe and 1,475,000 non-voting Class B Membership Interests of CompleTel Holdings. CompleTel Europe issued the Notes at a substantial discount from their principal amount at maturity. The proceeds of the offering, net of offering fees and costs, were approximately $72.6 million (E64.9 million) and were held in an escrow account until CompleTel Europe received a minimum commitment of $90 million in senior credit facilities. To comply with Netherlands laws, Parent guaranteed the Notes on a senior unsecured basis. Parent is a holding company with no operations other than the operations conducted by the Company and it is unlikely that Parent would have sufficient funds to satisfy CompleTel Europe's obligations on the Notes if CompleTel Europe is unable to satisfy its own obligation on the Notes. Of the $75 million (E67.1 million) gross proceeds from the offering, approximately $70.5 million (E63.1 million) was attributed to the Notes and approximately $4.5 million (E4.0 million) was attributed to the 1,475,000 Class B Membership Interests of CompleTel Holdings. During the third quarter, the Company redeemed the Class B Membership Interests in exchange for ordinary shares of CompleTel Europe.

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

CREDIT AGREEMENT

    In January 2000, the Company executed an agreement for a E265 million senior secured credit facility with Goldman Sachs International and BNP Paribas as co-arrangers of the facility. The facility currently is suspended under the terms of an agreement between the Company and the lenders.

    Under the facility, the funds were to be available to the Company's subsidiaries, initially to include CompleTel ECC B.V., CompleTel Services S.A.S., CompleTel S.A.S., and CompleTel GmbH, in two tranches including a euro term facility available until December 31, 2000, in the aggregate amount of E105 million, and a euro revolving loan facility available until December 31, 2002, in the aggregate amount of E160 million. The E160 million tranche was to become available after May 31, 2000, if the euro term facility was fully drawn and other conditions were satisfied. Following December 31, 2002, up to E141 million of the outstanding advances under the euro revolving loan facility were first to be converted into a term loan, and any other outstanding advances were to become part of a E19 million working capital facility. The facility matures on December 31, 2006.

    In April 2000, the Company entered into an agreement (the "Suspension Agreement") with the lenders under the credit facility which provides that the Company will not borrow funds under the credit facility until the credit facility is amended. In turn, during this period, the lenders have suspended the application of various provisions, including substantially all of the representations, covenants and events of default in the credit facility. During this period, certain other provisions of the credit facility remain in effect including, without limitation, the obligation to maintain the security interests of the lenders and to pay, among other things, commitment fees to the lenders. The Suspension Agreement will be in effect until the earlier of
(a) January 11, 2001 (b) the date the Company cancels the credit facility or
(c) the date an amendment to the credit facility is in effect. The Company plans to negotiate an amended credit facility prior to the expiration of the Suspension Agreement which, among other things, will include modifications to the covenants and permit the Company to borrow under such amended credit facility. The Company currently is in discussions with the lenders regarding the extension of the current termination date of the Suspension Agreement.

SENIOR NOTES

    In April 2000, the Company completed an offering of an aggregate
E200 million 14% senior notes due 2010 (the "Senior Notes"). A portion of the proceeds were used to repurchase $27.0 million (E27.6 million) principal amount at maturity of the Notes. The Company lent approximately E78.0 million of the net proceeds of the Senior Notes offering to a wholly-owned subsidiary which used the funds to invest in a portfolio of securities which are pledged as security for the Senior Notes. The proceeds of these pledged securities will be used to make the first six interest payments on the Senior Notes. The Company is using the remaining proceeds from the Senior Notes to (i) fund the further deployment of the Company's networks in existing markets and additional markets in France and Germany, (ii) fund the build out of the IDCs and expansion of the Company's Internet-related services, (iii) develop complementary local access systems, (iv) fund net operating losses, and (v) for general and corporate purposes.

    Long-term debt at September 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
14% Senior Discount Notes, face amount
  $147.5 million, due 2009, effective interest rate
  of 15.1%, at accreted value.......................      E 82,908         E79,596
E265 million senior secured credit facility.........            --              --
14% Senior Notes, face amount E200 million, due
  2010..............................................       200,000              --
                                                      -------------   ------------
  Total.............................................      E282,908         E79,596
                                                      =============   ============

6.  SEGMENT REPORTING:

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

    Currently management evaluates the Company's development efforts according to the geographic location of its markets. Certain financial information reflecting the Company's development efforts is presented below.

    As of and for the three months ended September 30, 2000 (in thousands):

                                                                                           COMPLETEL
                                            COMPLETEL       COMPLETEL      COMPLETEL      EUROPE AND
                                               SAS            GMBH          UK LTD.          OTHER       CONSOLIDATED
                                          -------------   -------------   ------------   -------------   -------------
Revenues................................  E       6,969   E         878   E     1,690    E         --    E       9,537
Adjusted EBITDA.........................        (13,590)         (7,348)         (897)         (3,456)         (25,291)
Total assets............................        153,974         110,149         8,657         587,244          860,024
Expenditures for long-lived assets......         23,308          28,466         1,348           4,853           57,975

    As of and for the three months ended September 30, 1999 (in thousands):

                                                                                        COMPLETEL
                                            COMPLETEL      COMPLETEL      COMPLETEL     EUROPE AND
                                               SAS            GMBH         UK LTD.        OTHER       CONSOLIDATED
                                          -------------   ------------   -----------   ------------   -------------
Revenues................................  E        816    E        --    E      290    E        --    E       1,106
Adjusted EBITDA.........................        (7,983)        (1,557)         (529)          (893)         (10,962)
Total assets............................        76,436         12,955         2,048         39,637          131,076
Expenditures for-long-lived assets......        17,315          7,164           749            299           25,527

    As of and for the nine months ended September 30, 2000 (in thousands):

                                                                                           COMPLETEL
                                            COMPLETEL       COMPLETEL      COMPLETEL      EUROPE AND
                                               SAS            GMBH          UK LTD.          OTHER        CONSOLIDATED
                                          -------------   -------------   ------------   -------------   --------------
Revenues................................  E      12,342   E       1,608   E     4,053    E         --    E       18,003
Adjusted EBITDA.........................        (35,485)        (21,099)       (1,754)         (3,573)          (61,911)
Total assets............................        153,974         110,149         8,657         587,244           860,024
Expenditures for-long-lived assets......         69,055          71,737         1,773           7,685           150,250

    As of and for the nine months ended September 30, 1999 (in thousands):

                                                                                         COMPLETEL
                                            COMPLETEL      COMPLETEL      COMPLETEL      EUROPE AND
                                               SAS            GMBH         UK LTD.         OTHER       CONSOLIDATED
                                          -------------   ------------   ------------   ------------   -------------
Revenues................................  E      1,074    E        --    E       327    E        --    E       1,401
Adjusted EBITDA.........................       (17,200)        (2,204)        (1,161)        (2,067)         (22,632)
Total assets............................        76,436         12,955          2,048         39,637          131,076
Expenditures for-long-lived assets......        40,943          7,404            785          3,437           52,619

7.  COMPREHENSIVE INCOME (LOSS):

    The Company has calculated comprehensive income (loss) as follows for the periods presented:

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   ------------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                2000            1999             2000            1999
                                            -------------   -------------   --------------   -------------
Net loss..................................      E(35,267)       E(14,222)       E(159,644)        E(29,163)
Foreign currency translation
  adjustments.............................       (14,719)          3,422               30             (463)
                                            -------------   -------------   --------------   -------------
Comprehensive loss........................      E(49,986)       E(10,800)       E(159,614)        E(29,626)
                                            =============   =============   ==============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

    The following discussion contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We often use these types of statements when discussing our plans, strategies, expected revenues, expenses and expenditures, adjusted EBITDA, and results of operations, the markets for our products and services, the development of new products and services, our expansion into new markets, expected sources and uses of funds, and our information management and operations support systems. You generally can identify these statements by our use of forward-looking words, such as "plans", "estimates", "anticipates", "expects", "intends", "will", "should", and "may", and other variations of such terms, and by discussion of a future strategy. These types of statements involve risks and uncertainties and other factors that may cause our actual results, performance, or industry results, to be materially different from what we say or imply with these forward-looking statements. As a result, we caution you not to place undue reliance on these types of statements which speak only as the date of this report.

    These risks and uncertainties include, among other things, our ability to: (1) construct network infrastructure in a timely and efficient manner;
(2) successfully market our network services to current and new customers;
(3) manage rapid and significant changes in technology and the markets for telecommunications services; (4) obtain and maintain necessary licenses, permits, rights of way and other required authorizations and consents;
(5) successfully adapt to changes in the regulatory environment affecting our business; (6) manage increased competition and pricing pressure in our current and planned markets; (7) obtain additional capital to expand our business or fulfill additional capital requirements if we experience significant cost overruns, or delays, or experience demand and usage rates for our services that vary from our expectations; (8) successfully develop and manage strategic relationships with partners, suppliers and joint ventures; (9) successfully control our cost and expense structure; (10) successfully build out our IDCs and expand our Internet-related services; (11) maintain and upgrade critical information and operating support systems, such as our billing, provisioning and network management systems; (12) effectively manage unanticipated system failures or shuqtdowns; (13) interconnect with the incumbent carriers in a timely and cost-efficient manner; and (14) continue to attract and retain skilled personnel. These forward-looking statements represent management's view only as of the date of this report and we do not undertake any obligation to update the forward-looking statements, or changes in events and circumstances on which they are based, after the date of this report.

    Unless otherwise indicated, all share numbers reflect the five-for-one stock split we effected on February 25, 2000.

INTRODUCTION

    We are a rapidly growing, facilities-based (CLEC) provider of switched local access telecommunications and Internet-related services to business end-users, government end-users, carriers and Internet service providers in targeted markets in Western Europe. We offer traditional fixed wireline retail business telecommunications services to our directly connected on-net customers and sell wholesale services to other carriers. We also have established an Internet group that offers a full range of Internet-related services through Internet data centers ("IDCs") we are establishing in France, Germany and the United Kingdom.

    Prior to January 1, 2000, the functional currency for CompleTel Europe, CompleTel Holding I B.V., CompleTel Holding II B.V. and CompleTel ECC B.V. was the U.S. dollar and the functional currency for each of CompleTel Europe's operating subsidiaries was the applicable local currency. Effective January 1, 2000, CompleTel Europe, CompleTel Holding I B.V., CompleTel Holding II B.V.

and CompleTel ECC B.V and each of their subsidiaries, except those in the United Kingdom, adopted the euro as their functional currency. Additionally, we adopted the euro as our financial reporting currency. As a result, we have restated prior period amounts by translating prior period U.S. dollar amounts into the euro. Our results of operations (accumulated deficit) for periods prior to January 1, 1999 (introduction date for the euro) have been restated using the January 1, 1999 exchange rate between the U.S. dollar and the euro.

RESULTS OF OPERATIONS--THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED
  TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

    We have generated operating losses and negative cash flow from our operating activities to date. We expect to continue to generate negative cash flows from operations in each of our markets while we emphasize development, construction and expansion of our business and until we establish a sufficient revenue generating customer base in that market. We also expect to experience ongoing operating losses and negative cash flows as we expand our operations in the 17 markets in France and Germany currently included in our business plan, build out our IDCs and provide Internet-related services in these markets and the United Kingdom. We believe we have fully funded our current business plan to construct metropolitan area networks in these 17 markets, build out the IDCs and provide these Internet-related services. As a result of our operating history, prospective investors have limited operating and financial data about us upon which to base an evaluation of our performance.

REVENUES

    For the quarter ended September 30, 2000, revenues totaled E9.5 million compared to E1.1 million for the comparable period in 1999. For the nine months ended September 30, 2000, revenues totaled E18.0 million, compared to E1.4 million in the comparable period in 1999.

OPERATING EXPENSES

    Our primary operating expenses consist of network costs, selling, general and administrative expenses, including start-up costs, management fees to affiliate, and depreciation and amortization expenses.

NETWORK COSTS

    Network costs for the three and nine month periods ended September 30, 2000 totaled E10.0 million and E18.5 million, respectively, compared to E0.9 million and E1.4 million for the comparable periods in 1999. We expect these costs will increase as we expand our networks and services. Our network costs include costs such as interconnection costs, the cost of leasing high capacity digital lines that interconnect our network with the networks of other providers, the cost of leasing local loop lines that connect our customers to our network, and switch site rent, operating and maintenance costs. We also lease dark fiber and conduit to establish and augment our networks in certain markets.

MARGINS

    For the three months ended September 30, 2000, our direct operating margin, which includes network costs directly associated with our revenues such as interconnect costs, totaled E4.0 million, or 41 percent. For the prior quarter, direct operating margin was 50 percent. The direct operating margin decrease is primarily the result of the rapid growth in our Internet dial-up and voice termination revenue, as we were unable to optimize our interconnection agreements to accommodate the growth rate. This revenue grew to E2.7 million in the third quarter, compared to E500 thousand in the second quarter, and resulted in a direct margin loss of 15%. We expect this margin to improve during the fourth quarter 2000. For the three and nine month periods ended September 30, 2000, our gross margin, which includes all network costs, was approximately break-even. Certain fixed network costs are incurred in advance of the delivery of the revenue and will be absorbed over time.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Our selling, general and administrative expenses include selling and marketing costs, customer care, billing, corporate administration, salaries and other personnel costs and legal fees. For the three and nine month periods ended September 30, 2000, selling, general and administrative expenses totaled
E21.0 million and E51.4 million, respectively, compared to E9.5 million and E19.1 million for the comparable periods in 1999. These increases are primarily due to the rapid growth in the number of personnel and the expenses related to wages and salaries.

    We are assembling a large, locally based, direct sales force in our local and regional markets and a national account team to service multiple location customers and key account executives. During the nine months ended
September 30, 2000, the number of employees increased by 348 employees, to 722 as of September 30, 2000, including 156 employees in the sales and marketing area, compared to 374 employees as of December 31 1999. We expect the number of sales and marketing personnel to continue to grow and our selling, general and administrative costs to increase as we expand our operations.

    We incurred amortization of stock-based compensation expense of approximately E1.7 million and E5.1 million under our fixed stock option plan for the three and nine month periods ended September 30, 2000. These amounts are based on deferred compensation at the date of grant totaling approximately
E31.9 million.

    We incurred additional stock-based compensation expense of approximately E42.4 million upon completion of our initial public offering in March 2000 due to the resulting vesting of certain CompleTel LLC performance vesting common units held by certain of our employees in connection with a qualified public offering. This compensation expense is based on an IPO price of E17.50 per share. In addition, based upon our value as indicated in the IPO, we recorded compensation expense and deferred compensation in the quarter ended March 31, 2000, of approximately E24.0 million and E74.9 million, respectively, for performance vesting units that will not vest as a result of the IPO but which may vest upon a qualified sale by Madison Dearborn Partners or in May 2005 based on a deemed vesting date. The additional deferred compensation is being amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by Madison Dearborn Partners). The recorded amount of compensation expense and deferred compensation for these variable awards are adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of the reporting period based on the then current market value of the ordinary shares of CompleTel Europe. Accordingly, for the three and nine months ended September 30, 2000, we reduced previously recorded compensation expense by approximately E5.4 million and E12.9 million, respectively, and deferred compensation by approximately E18.7 million and E50.9 million, respectively, based on the closing price per share on September 30, 2000.

MANAGEMENT FEES TO AFFILIATE

    CompleTel LLC and its wholly-owned subsidiary, CableTel Management, Inc., CompleTel Europe, and each of the entities between CompleTel Europe and our operating subsidiaries, incur overhead costs and expenses associated with their holding company operations. Our operating subsidiaries bear their proportionate share of these costs and expenses. The operating subsidiaries pay CableTel Management, Inc. a management fee of 105% (103% for periods prior to the end of January 1999) of all allocated costs, expenses, charges and disbursements that CableTel Management, Inc. and

CompleTel Europe incur in rendering services to each of the companies. These services rendered are ordinary and necessary general and administrative expenses of CompleTel Europe that were paid on its behalf by CableTel Management, Inc. For the three and nine month periods ended September 30, 2000, we recorded
E3.9 million and E10.0 million, respectively, of related-party management fees compared to E1.6 million and E3.5 million for the same periods of 1999.

    Beginning October 1, 2000, the overhead costs, charges and disbursements described above will be accounted for within CompleTel Europe Headquarters S.A.S., a wholly owned subsidiary of CompleTel Europe. Accordingly, management fees to affiliate will no longer be classified as such on a consolidated basis, as the costs incurred by CompleTel Europe Headquarters S.A.S will be classified as part of selling, general and administrative costs.

DEPRECIATION AND AMORTIZATION

    For the three and nine month periods ended September 30, 2000, we recorded depreciation and amortization expense of E6.8 million and E14.0 million, respectively, compared to E1.5 million and E1.9 million for the comparable periods in 1999. These increases are due to increases in network and non-network related property and equipment. We started recording network depreciation during the quarter ended September 30, 1999 when we initiated network services.

OTHER INCOME AND EXPENSE

    We incurred interest expense, net of E1.9 million of capitalized interest, of E7.9 million during the quarter ended September 30, 2000. Interest expense for the quarter ended September 30, 1999 totaled E1.9 million. For the nine month periods ended September 30, 2000 and 1999, interest expense totaled E16.4 million, net of E5.8 million of capitalized interest, and E5.8 million, respectively. The interest expense recorded reflects interest on our senior notes, the accretion of our senior discount notes and the amortization of deferred financing costs.

    Interest income totaled E7.4 million and E17.0 million for the three and nine month periods ended September 30, 2000, respectively, compared to E0.6 million and E2.1 million for the comparable periods in 1999. We applied for an exemption from regulations required by the Investment Company Act of 1940. We received the exemption in August 2000. Through the time that we received the exemption, we had invested approximately E538 million of the proceeds from our initial public offering (IPO) and our senior notes due 2010 in short-term maturities of U.S. treasury bills. Interest income from these U.S. treasury bills totaled E13.0 million for the nine month period ended September 30, 2000. Upon receiving the exemption and the final maturities of the U.S. treasury bills, we invested the proceeds in euro-denominated investments.

FOREIGN EXCHANGE LOSS AND OTHER EXPENSES

    Our revenues, costs, assets and liabilities are, for the most part, denominated in euros, which is our functional currency, effective January 1, 2000. Therefore, we are exposed to changes in currency exchange rates due to our U.S. dollar denominated debt and investments. The notes which we issued in February 1999 expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in U.S. dollars, and a substantial portion of our future cash flow used to service these payments will be denominated in local currencies, including the euro. In addition, because of the issues surrounding our desire to not be considered an investment company under the Investment Company Act of 1940, we invested a substantial portion of our available cash in U.S. government treasury bills with various short-term maturities. We executed certain forward currency contracts in order to hedge our risk against foreign currency fluctuations between the U.S. dollar and the euro. As a result of our investments in the U.S. government treasury bills, we incurred foreign exchange losses of approximately E9.4 million. In August 2000, we received an exemption from the Investment

Company Act of 1940 and all excess cash is currently invested in euro-denominated accounts. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

    We adopted the euro as our functional and reporting currency effective January 1, 2000.

NET LOSS

    Our net loss during the three and nine month periods ended September 30, 2000 was E35.3 million and E159.6 million, respectively, compared to losses during the similar periods in 1999 of E14.2 million and E29.2 million, respectively. The increases were primarily the result of non-cash compensation charges and substantial start-up costs of the operating subsidiaries.

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

    The following table summarizes our Adjusted EBITDA calculation for the periods indicated (amounts in thousands):

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2000            1999
                                                              --------------   -------------
Net loss....................................................      E(159,644)        E(29,163)
Interest, net...............................................           (552)           3,717
Incomes taxes...............................................             --               --
Depreciation and amortization...............................         14,015            1,862
Non-cash compensation expense...............................         60,683              720
Foreign exchange loss and other expense.....................         24,640              232
Gain on early extinguishment of debt........................         (1,053)              --
                                                              --------------   -------------
Negative Adjusted EBITDA....................................      E (61,911)        E(22,632)
                                                              ==============   =============

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

    Adjusted EBITDA also may differ significantly from cash flows from operating activities as reflected in a statement of cash flows prepared in accordance with U.S. generally accepted accounting principles. Cash from operating activities is net of interest and taxes paid and is a more comprehensive determination of periodic income on a cash, rather than accrual, basis and is exclusive of non-cash items of income and expenses such as depreciation and amortization. In contrast, Adjusted EBITDA is derived from accrual basis income and is not adjusted for changes in working capital. Consequently, Adjusted EBITDA is not affected by the timing of receivable collections or when accrued expenses are paid. We are not aware of any uniform standards for determining Adjusted EBITDA.

    Presentations of Adjusted EBITDA may not be calculated consistently by different companies in the same or similar businesses. As a result, our reported Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

STATEMENTS OF CASH FLOWS

    We had cash and cash equivalents of E483.5 million as of September 30, 2000, an increase of E426.4 million from E57.1 million as of December 31, 1999. Additionally, we had E79.7 million of restricted investments placed in escrow for debt service.

    Details of the change in cash and cash equivalents are set forth in the table below (in thousands).

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2000            1999
                                                              --------------   -------------
Cash flows from operating activities........................      E (50,466)        E(13,497)
Cash flows from investing activities........................       (199,030)         (52,619)
Cash flows from financing activities........................        680,425          114,994
Effect of exchange rates on cash............................         (4,511)           4,932
                                                              --------------   -------------
Net increase in cash and cash equivalents...................        426,418           53,809
Cash and cash equivalents at beginning of period............         57,115            1,472
                                                              --------------   -------------
Cash and cash equivalents at end of period..................      E 483,533         E 55,281
                                                              ==============   =============

CASH FLOWS FROM OPERATING ACTIVITIES

    During the nine months ended September 30, 2000, we used E50.5 million in operating activities, a E37.0 million increase from the E13.5 million used in operating activities for the comparable period in 1999. This increase was primarily related to the substantial organization and start-up costs incurred during the development of our networks. Our development efforts increased significantly since the first nine months of 1999.

CASH FLOWS FROM INVESTING ACTIVITIES

    We used approximately E199.0 million of cash in investing activities during the nine months ended September 30, 2000, compared to a use of E52.6 million for the similar period in 1999. The increase was primarily due to investment of the proceeds from our IPO during the first quarter of 2000 in property and equipment and the purchase of approximately E78 million of securities that are currently pledged as security for the senior notes due 2010 (see Liquidity and Capital Resources below).

CASH FLOWS FROM FINANCING ACTIVITIES

    We had approximately E680.4 million of cash flows from financing activities during the nine months ended September 30, 2000, compared to E115.0 million for the similar period in 1999. The increase was due to the net proceeds from our IPO and our senior notes due 2010 less approximately

E14.9 million used to repurchase a portion of our outstanding senior discount notes due 2009. Cash flows from financing activities during the first quarter of 1999 resulted from proceeds from our senior discount note offering and equity contributions from our parent.

LIQUIDITY AND CAPITAL RESOURCES

    The telecommunications business is capital intensive. We have needed and will continue to need large amounts of capital to fund capital expenditures, working capital, debt service, and operating losses. As of September 30, 2000, we had E511.3 million of cash and restricted short-term investments, and E52.0 million of restricted long-term investments in escrow for debt service (see below).

    In January 2000, we executed a E265 million senior secured credit facility with Goldman Sachs International and BNP Paribas as co-arrangers of the facility. In April 2000, we entered into a suspension agreement with the lenders whereby we agreed not to borrow funds under the credit facility in exchange for their agreement to suspend the application of substantially all of the representations, covenants and events of default. We currently are in discussions with the lenders regarding the extension of the termination date of the suspension agreement. There can be no assurances that we will be successful in negotiating an extension of the termination date of the suspension agreement or an amended credit facility on acceptable terms. See Note 5 of the Notes to Unaudited Consolidated Financial Statements included elsewhere in this report for a discussion of this facility and the suspension agreement. As of September 30, 2000, we had no borrowings outstanding under the facility.

    In April 2000, we completed an offering of an aggregate E200 million 14% senior notes due 2010 (the "Senior Notes"). A portion of the proceeds were used to repurchase $27.0 million (E27.6 million) principal amount at maturity of our existing senior discount notes. We lent approximately E78.0 million of the net proceeds to a wholly-owned subsidiary which used the funds to invest in a portfolio of securities which is pledged as security for the Senior Notes. We are using the proceeds of these pledged securities to make the first six interest payments on the Senior Notes. We are using the remaining proceeds from the Senior Notes offering to (i) fund the further deployment of our networks in our existing markets and additional markets in France and Germany, (ii) fund the build out of the IDCs and expansion of our Internet-related services,
(iii) develop complementary local access systems, (iv) fund net operating losses, and (v) for general and corporate purposes.

CAPITAL EXPENDITURES

    During the quarters ended September 30, 2000 and 1999, we made capital expenditures of E58.0 million and E25.5 million, respectively, for property and equipment necessary to deploy networks in our initial markets. For the nine-month periods ended September 30, 2000 and 1999, we made capital expenditures totaling E150.3 million and E52.6 million, respectively. We also used capital during these periods to fund our operating losses.

    We are currently implementing our business plan to deploy and operate metropolitan area networks ("MANs") in 17 markets in France and Germany and provide Internet-related services in these cities and the United Kingdom. We believe we have fully funded our current business plan to construct MANs in these 17 markets and build out the IDCs and provide these Internet-related services in 18 markets.

    The actual amount and timing of our future capital requirements may differ materially from our current estimates, and additional financing may be required in the event of departures from our business plans and projections, including those caused by unforeseen delays, cost overruns, engineering design changes, demand for our services that varies from our expectations, adverse regulatory, technological or competitive developments, difficulties, or delays in obtaining necessary rights-of-way. We may also require additional capital, or require financing sooner than anticipated, if we alter the schedule or target markets of our roll-out plan in response to regulatory, technological or competitive developments (including additional market developments and new opportunities within and outside of our target markets). We intend to evaluate potential joint ventures, strategic alliances, and acquisition opportunities on an ongoing basis as they arise, and we may require additional financing if we elect to pursue any such opportunities. We also may be required to seek additional financing if we elect to provide complementary telecommunications services or deploy networks in other Western European markets beyond its target markets. Sources of additional financing may include commercial bank borrowings, vendor financing and/or the private or public sale of equity or debt securities.

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which is required to be adopted in the fourth quarter of 2000 and applied retroactively for the year. SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We are currently evaluating the potential impact, if any, the adoption of SAB 101 will have on our financial position and results of operations.

    Emerging Issues Task Force Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19") provides indicators that should be considered in determining whether revenue should be recognized based on the gross amount billed or the net amount retained. Implementation of the consensus guidance in EITF 99-19 is required no later than the required implementation date for SAB 101. We are currently evaluating the potential impact, if any, the adoption of EITF 99-19 will have on our statements of operations.

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INVESTMENT PORTFOLIO AND INTEREST RATE SENSITIVITY

    Our investment policy is limited by the indentures for our outstanding notes and our senior secured credit facility. We are restricted to investing in financial instruments with a maturity of one year or less (with certain limited exceptions). We are required to utilize investments that meet high credit quality standards, such as obligations of the U.S. government or any European Economic Community member government or any agency thereof guaranteed by the country, certificates of deposits, money market deposits, and commercial paper with a rating of A-1 or P-1. Under the terms of our senior secured credit facility, we would be required to enter into an interest rate hedging program with respect to 50% of every tranche of E50 million borrowed to mitigate foreign currency exchange rate risk. We have entered into a suspension agreement concerning this facility which is described in Item 2 and Note 5 of the Notes to Unaudited Consolidated Financial Statements included in this report.

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

    The spot rates for the euro are shown below expressed in dollar per one euro.

December 31, 1998...........................................   $1.181(1)
September 30,1999...........................................   $1.065
December 31,1999............................................   $1.007
September 30, 2000..........................................   $0.879

    We intend to manage exchange rate risk by incurring financing liabilities denominated in the currency of the country of operations. In addition, we intend to adopt hedging strategies to manage our exposure to foreign currency exchange rate risk.

------------------------

(1) Based on the exchange rate as of January 4, 1999, the date on which the Euro Noon Buying Rate was first quoted.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

    The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
        27.1            Financial Data Schedule

    (b) Reports on Form 8-K

    CompleTel Europe filed a Current Report on Form 8-K on July 27, 2000, pursuant to Item 5, disclosing that it announced its financial results for the second quarter ended June 30, 2000. The report included as an exhibit the press release dated July 27, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               COMPLETEL EUROPE N.V.
                                               (Registrant)

Date: November 14, 2000                        /s/ WILLIAM H. PEARSON
                                               --------------------------------------------
                                               William H. Pearson
                                               PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL EXECUTIVE OFFICER)

Date: November 14, 2000                        /s/ DAVID E. LACEY
                                               --------------------------------------------
                                               David E. Lacey
                                               CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)