Form 10-K405
COMPLE TEL EUROPE NV
filed 2001-04-02
CIK 1089558

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                                ---------------

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 000-30075

                            ------------------------
                             COMPLETEL EUROPE N.V.
             (Exact name of Registrant as specified in its charter)

                    THE NETHERLANDS                                              98-0202823
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                 Identification No.)

                     JAMES E. DOVEY                                               2132 NA
                      KRUISWEG 609                                               (Zip Code)
           2132 NA HOOFDDORP, THE NETHERLANDS
        (Address of principle executive offices)

      Registrant's telephone number, including area code: (31) 20 666 1701

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

               ORDINARY SHARES, (E) 0.10 NOMINAL VALUE, QUOTED ON
                          THE NASDAQ NATIONAL MARKET,
                           TRADED ON THE PARIS BOURSE

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Based on the average of the bid and asked price on the Nasdaq National Market on March 1, 2001 of U.S.$3.46, the aggregate market value of the Registrant's voting stock held by non-affiliates on such date was approximately U.S.$159,597,604. For purposes of this disclosure, ordinary shares held by directors and certain executive officers and by each person who owns or may be deemed to own 5% or more of our outstanding share capital have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares outstanding of the Registrant's common stock as of March 1, 2001 was 160,555,222 ordinary shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
                                     PART I
Item 1.   Business....................................................       2

Item 2.   Properties..................................................      25

Item 3.   Legal Proceedings...........................................      25

Item 4.   Submission of Matters to a Vote of Security Holders.........      25

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related                 26
          Stockholder Matters.........................................

Item 6.   Selected Financial Data.....................................      27

Item 7.   Management's Discussion and Analysis of Financial Condition       28
          and Results of Operations...................................

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk...      51

Item 8.   Financial Statements and Supplementary Data.................      52

Item 9.   Changes in and Disagreements with Accountants on Accounting       52
          and Financial Disclosure....................................

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........      53

Item 11.  Executive Compensation......................................      60

Item 12.  Security Ownership of Certain Beneficial Owners and               63
          Management..................................................

Item 13.  Certain Relationships and Related Transactions..............      65

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form      68
          8-K.........................................................

                                     PART I

ITEM 1. BUSINESS

    All assumptions, anticipations, expectations and forecasts contained in the following discussion regarding our future business plans and products and services, financial results, performance, and the telecommunications industry and operating environment, and future events are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially because of a number of risks and uncertainties. The forward-looking statements contained herein represent a good-faith assessment of our future performance for which we believe there is a reasonable basis. The forward-looking statements are generally identified by the use of forward-looking words such as "plans," estimate," believe," "expect," "will," "should" and "may" or other variations of such terms, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements represent our view only as of the dates they are made, and we disclaim any obligation to update forward-looking statements contained herein, except as may be otherwise required by law.

    All statements made herein are accurate only as of the date of filing this Form 10-K with the Securities and Exchange Commission and may be relied upon only as of that date.

OVERVIEW

    We are a rapidly growing, facilities-based provider of switched telephony, data and Internet related services to business end-users, government entities, carriers and Internet service providers in targeted markets in Western Europe. We deliver these services primarily to directly connected, on-net customers over the technologically advanced fiber optic metropolitan area networks, or MANs, we have deployed. We also have established an Internet Data Center, web hosting and other Internet-related services division that offers a full range of Internet-related services through IDCs we are establishing in France, Germany and the United Kingdom. Our total base of signed customers has grown from 124 as of December 31, 1999 to 896 as of December 31, 2000, of which 654 were directly connected to our networks. Our consolidated revenues for the year ended
December 31, 2000 totaled approximately E31.5 million, an increase of approximately E28.6 million over consolidated revenues of approximately
E2.9 million for the year ended December 31, 1999.

    We believe that the rapid increase in demand for high-capacity data telecommunications services and an absence of alternative local providers have left our targeted customer segments largely underserved and provide us with significant opportunities to grow our business. We currently are implementing our business plan to deploy and operate our MANs in 12 cities in France and Germany and provide Internet-related services in these cities and the United Kingdom. As of December 31, 2000, we had commercially launched services in 11 cities: Paris, Nice, Grenoble, Lyon, Marseilles, Toulouse and Lille in France, and Berlin, Essen, Munich and Nuremberg in Germany. We currently plan to expand our networks primarily by accelerating our build-out in the major cities we already serve to cover additional business parks and areas of business concentration and launching one additional network in France: Nantes. We believe that because of the lack of significant competition, we will be able to pursue additional new markets in the future if we choose to do so. We had deployed approximately 1,490 route kilometers of our MANs as of December 31, 2000. We also are accelerating the expansion of our Internet-related services.

    Our rapidly growing Internet data center, web hosting and other Internet-related services division, operating under our iPcenta trademark, builds high specification Internet data centers, linked by a high capacity European Tier One IP network, to provide managed hosting services to businesses seeking to outsource the management of their web systems. We believe that the value-added services we provide through our IDCs gives our customers the opportunity to focus on their core businesses and realize cost savings. We currently provide a range of Internet services through our IDCs, including: IP bandwidth, complex hosting, server support, operating system support and other technical professional services. During 2000, we deployed IDCs in five key cities, and we intend to accelerate the offering of bundled web hosting services at our existing IDCs. We plan to establish one additional center in France and one additional center in Germany during 2001.

    We believe our strong management team, including senior management with collectively over 100 years of telecommunications industry experience, has the necessary management and telecommunications experience for us to achieve our goals. In addition, we benefit from the extensive telecommunications industry experience of our major equity investors, which include Madison Dearborn Partners, LPL Investment Group and Meritage Investment Partners, as well as the industry experience of members of our Supervisory Board, including James C. Allen, Royce Holland and Lawrence F. DeGeorge. Messrs. Allen and Holland provide us with significant experience from telecommunications companies such as Brooks Fiber Properties, MFS Communications and Allegiance Telecom. Mr. DeGeorge is a private investor who has managed and participated in a number of principal equity investments in technology and communications companies.

FACILITIES-BASED COMPETITIVE LOCAL ACCESS PROVIDER

    ON-NET CUSTOMER-DRIVEN NETWORK

    OVERVIEW

    We focus on providing on-net local access telecommunications services to an underserved customer base in both the markets we currently serve and in our target markets. We believe our on-net strategy continues to offer substantial long-term benefits over carriers with limited or no local loop infrastructure:

    - substantially increased product offerings made possible by direct connection;

    - higher revenue per customer;

    - lower interconnection costs and improved operating margins; and

    - increased loyalty of customers and reduced churn.

    Our integrated network architecture includes switches, data routers, customer premise equipment and metropolitan area network fiber rings. Our integrated network supports both local and long-distance voice products and services and high-speed packetized data and services based on the Internet delivery platform. We believe our networks offer greater capacity, lower operating costs and higher service reliability than those of the incumbent carriers in the areas we serve. The integrated design of our networks significantly reduces our cost of providing a bundled service offering.

    To deliver high-quality, reliable telecommunications services, we employ a technologically advanced, uniform, high-capacity, protocol-transparent technology platform. Our platform encompasses digital telephone and packet data switches, Internet protocol, Dense Wavelength Division Multiplexing (DWDM) systems and synchronous digital hierarchy (SDH) transmission technology compliant with European telecommunications standards, with centralized network management and monitoring centers designed to accommodate future technology upgrades.

    CUSTOMERS AND ROUTE DESIGN

    We have designed our networks based on the needs and requirements of our target customer segments using our knowledge of and experience in the facilities-based competitive local exchange markets. We also have drawn upon the expertise of a broad range of independent third-party consultants to assist us in developing the design of our networks.

    We target those high density business areas where customers purchase their telecommunications services principally from the incumbent operators or from resellers, because we believe these areas currently are underserved by other local carriers.

    In order to identify specific target customers within identified service areas, we complete a detailed geocoded analysis of demographic, competitive, economic and telecommunications demand characteristics within each target city. Ultimately, we generate a list of prospective customers in each target area, a map of the target service area pinpointing the location of each of these customers, and key demographics of those potential customers. We then plot a route for the network, with the precise location of the route being driven to ensure the highest possible density of customers as close as possible to each route.

    NETWORK DESIGN PRINCIPLES

    Our network design enables us to provide high-capacity transmission services to our customers while providing substantial potential for expansion of existing service offerings and adoption of new offerings in a cost-effective manner. Our networks are able to support efficiently a wide mix of telecommunications traffic and protocols, including telephony, data, digital videoconferencing, virtual private networks (VPNs), private lines and Internet. Our network is based on the following principles:

    - SCALABILITY. We can expand both transmission capacity and switching capacity rapidly and cost-effectively as traffic volume and capacity demands increase. We install duct systems typically with the capacity to hold six ducts, to ensure we will have sufficient capacity for our future growth. Each duct is capable of holding between one and three cables, and each cable is capable of holding between 200 and 300 fibers. We currently deploy either one or two ducts, each containing at least one cable, depending on the level of network security required. The remaining ducts can accommodate additional capacity for our use, or can be sold to or swapped with other telecommunications service providers. As we install our duct system, we also install the access duct to the points of entry of buildings immediately adjacent to the network route to expedite the addition of new customers.

    - OPPORTUNITY-BASED DEPLOYMENT SCHEDULE. Using our disciplined geomarketing design process, we design and deploy our networks to maximize potential revenue generation while minimizing our build-out costs.

    - SERVICE RELIABILITY. Our networks provide redundancy at multiple levels. The ring structure is designed to provide dual direction routing capability that allows the connection to be completed in the event of network failure. Our MANs use European standards-based SDH transmission technology and Internet protocol to transport information along our fiber optic backbone. Our SDH networks are based on self-healing concentric rings, a technology that routes traffic through an alternative path in the event there is a point of failure. This design results in a highly reliable network which is less susceptible to disruptions in the event of breakage at one point. Additionally, our external carrier interconnections have alternative routing capability which should assure access to alternative carriers. Finally, we have chosen vendors that we believe provide reliable and quality equipment, such as Nortel, Siemens, Ciena and Cisco Systems.

    - USE OF MULTIPLE LOCAL ACCESS AND TRANSMISSION TECHNOLOGIES. We employ a variety of access and transmission technologies as we believe they allow us to (1) meet customers' changing communications requirements;
      (2) provide investment-justified rapid expansion of the network coverage; and (3) respond to a wide range of integration requirements among different customer segments. The link between the network and the customer is typically fiber, but may also be copper or wireless transmission. We are employing multiple technologies including asynchronous transfer mode, or ATM, Ethernet, SDH, DWDM, packet data or Internet protocol routing and gigabit ethernet. On a case by case basis, we extend the reach and efficiency of our core network rings through alternative methods, such as leased fiber or point-to-point wireless.

    - PROTOCOL TRANSPARENT. We are installing transmission equipment that we believe should allow us to converge circuit-switched and data networks, and extend the value of our circuit switches into the future. As these networks effectively merge, traffic can move more economically over data networks, resulting in simplified network management. We are continually reviewing our designs to ensure flexibility and rapid evolution, as we believe that over time, voice, data, video, Internet, intranets and extranets will interconnect with our seamless network platform.

    NETWORK INFRASTRUCTURE

    - METROPOLITAN AREA NETWORKS. The core of our network is the fiber loops that we build or lease in selected areas. MANs comprise single or several fiber optic rings that allow customers direct connection within a city or metropolitan area to our network. We construct MANs that have route diversity and a self-healing architecture, allowing for traffic to be re-routed in case of a network outage, which we believe should allow us to provide the highest levels of service reliability.

      We use a five-step deployment process for each MAN:

       - We determine the preliminary route of the MAN by completing a detailed analysis of demographic, competitive, economic and telecommunications demand characterization of each target city.

       - Our local management and sales teams then conduct a walk-by inspection of the proposed route.

       - We submit requests for rights-of-ways and construction permission to the appropriate municipal authorities.

       - Upon approval, we select a local civil construction firm which completes the construction.

       - One of our two turnkey network assemblers, Nortel or Siemens, complete the installation of SDH and data transmission equipment and preassemble customer premise equipment.

      As of December 31, 2000, we had deployed over 1,490 route kilometers of fiber in our MANs, substantially all of which consists of fiber owned by us. In addition, we lease a total of approximately 7,185 route kilometers for our leased inter-city and our European Tier One IP networks, which connect our MANs nationally and internationally and provide broadband IP transmission capacity to iPcenta, our growing IDC, web hosting and other Internet related services division.

    - CONSTRUCTION AND INSTALLATION. The local access networks consist of fiber deployed in existing as well as newly constructed ducts. The time necessary to construct a new fiber optic network varies, depending upon factors such as the size of the fiber ring to be installed, whether the construction is underground or aerial, the city specific process for obtaining rights-of-way, whether the conduit is in place or requires construction, and the initial number of buildings targeted for connection to the fiber ring. We install our fiber optic cables in conduits that we either own or lease from third parties. In isolated instances, however, to achieve maximum speed to market, we utilize a "smart-build" strategy and lease fiber trunking capacity from third parties. We also may lease conduit or pole space from utilities, railroads, carriers, provincial highway authorities, local governments and transit authorities. These arrangements are generally for multi-year terms with renewal options.

    - POINTS OF PRESENCE (POPS) AND DISTRIBUTION NODES. POPs are secured interconnection points with other carriers, typically with a minimum of two interconnection POPs per market. We purchase or lease sites, and construct POPs in each market at the location of other carriers, public Internet peering locations and local telehouses. Distribution nodes are located in leased or purchased facilities to house electronic equipment which provide the ability to add and remove voice and data traffic from the fiber backbone destined to a customer or an interconnection point. These nodes are secured, environmentally-controlled, and continuously monitored stand-alone facilities.

    - SWITCHES. We construct switching centers in each of our markets. Our switching centers are environmentally controlled, secure sites, featuring back-up AC/DC power, emergency back-up battery and power generator, heating, ventilation and air-conditioning systems, redundant communication facilities, fire suppression and dual direct connection to our high-speed fiber optic city MAN backbone. Our switching centers are continuously monitored by our network operation centers. The purchased or leased facilities are typically sized between 600 square meters and 4,000 square meters. In addition, at some of our switch sites, we have made specific accommodations for the provision of co-location services. As of December 31, 2000, we had installed and were operating 12 Nortel or Siemens switches in our MANs.

    - NETWORK OPERATION CENTERS. We have established network operating centers in Paris and Munich, that allow centralized and integrated management of all the equipment deployed in our MANs. These centers continuously monitor performance of the various pieces of transmission, and switching and routing equipment, operating systems, performance of customer transmission paths and circuits and customer premises equipment in each of the MANs.

    - LEASED INTER-CITY NETWORK, EUROPEAN TIER ONE IP NETWORK AND PEERING ARRANGEMENTS. Our leased inter-city network and our European Tier One IP network connect our MANs nationally and internationally and provide broadband IP transmission capacity to iPcenta, our growing IDC, web hosting and other Internet-related services division. As of December 31, 2000, our leased inter-city and European Tier One IP networks totalled 7,185 route kilometers. Our European Tier One IP network benefits from over 45 unilateral peering arrangements and is powered by technology from Cisco Systems Inc., supplying our customers with high quality broadband Internet bandwidth. A leasing contract with Global Crossing gives us the use of a 2,620 route kilometer network loop linking our MANs in Berlin, Essen, Munich, Nuremberg and our peering activities in Frankfurt. We use 3,117 route kilometers of leased fiber optic capacity to connect our MANs in Paris, Lyon, Marseille, Lille, Grenoble, Toulouse, and Nice. We also are leasing a 1,448 route kilometer ring from KPNQwest to link Frankfurt, London and Paris.

    - INTERCONNECTION AND SERVICE AGREEMENTS. We have entered into several interconnection or service agreements with a range of other operators for transmission of traffic outside the reach of our local loops. We have entered into principal national interconnection agreements with France Telecom, Orange and Deutsche Telekom, the incumbent and dominant operators in France and Germany, respectively. We also have entered into agreements with other significant national and international carriers, such as WorldCom, Inc., Telecom Developpement, and Global Crossing. We have developed additional physical interconnections with the incumbent public operators, at both their tandem switching centers and the end office/serving wire centers in each of our markets. In addition, our networks have multiple interconnections with some of the major switching centers of incumbents. In Paris, our MAN connects with France Telecom central switches in Paris, enabling us to provide Internet dial-up services to customers such as Internet service providers and reduce interconnection rates to France Telecom by approximately one-half. In Germany, our MANs connect with those of Deutsche Telekom central switches.

    - ACCESS AGREEMENTS AND RIGHTS OF WAY. Our MANs are constructed primarily by digging trenches along rights-of-way by obtaining rights to use property from local authorities. Where necessary or economically preferable to digging trenches, we also secure other rights-of-way agreements with highway commissions, utilities, political subdivision, subway operators, sewage operators and others. Securing rights-of-way is critical in achieving speed to market objectives, because each successive request by a new entrant generally has a reduced probability of being granted.

      We have established and plan to continue to establish relationships with electric and other utility companies in our target markets to obtain rights-of-way access. We intend to use these relationships to maximize the penetration and speed of entry and reduce the cost of deploying our network in our target markets. In Paris, we have received approval from the city authorities to lay our fiber in the underground sewer system. This agreement enables us to lay our fiber in a cost-effective manner, because it entails minimal excavation of city streets as the system's conduits connect to nearly all buildings in Paris.

      Where we do not have statutory rights to use public property as a license, we must secure the rights-of-way from local authorities as we construct our networks over property in the public domain. Certain cities, such as Lyon, Marseilles and Paris in France, and Munich in Germany, have adopted framework agreements that govern access to the public domain roadways and non-roadways such as sewers, subways, tramways and waterways. We have signed these agreements and have secured the rights-of-way, as necessary, to deploy our network over and under city property, and use city streets, poles and bridges to connect our network. In certain situations, the conduits we use to access buildings already benefit from existing rights-of-way.

    - BUILDING ENTRY LICENSE AGREEMENTS. Before providing services to customers, we must obtain permission from the property owner. We have adopted a collaborative approach with property developers and owners. Generally, they are willing to provide access to their buildings since we are providing enhanced services to the building, which should increase its value. Our agreements typically contain a provision for access by our network to a specified point inside the building, with a renewable right of access regarding inside wiring to the premises of our clients and allow us access on a non-exclusive basis.

    - TECHNOLOGY SUPPLIER RELATIONSHIPS. We entered into an agreement with Nortel to supply us with equipment, including SDH, voice and data switching, data routers and customer premise equipment engineering services, network operations center management, inventory management, equipment installation and first, second and third level maintenance during the initial start up phase of each market. We selected Nortel to provide the core components of our MANs. We also purchase voice switching equipment from both Siemens and Nortel. We source network equipment from other suppliers, including SDH from Siemens, data switching and routing equipment from Cisco Systems and DWDM system equipment from Ciena.

    COMPLEMENTARY ACCESS AND TRANSMISSION TECHNOLOGIES

    Although we intend to provide our services over our own fiber optic network in each of the markets we currently serve as well as our additional targeted market, we may use complementary access technologies on a case-by-case basis to allow us to provide services to those customers who we may not be able to serve on-net. This complementary strategy provides us with rapid access to buildings and allows us to gain market penetration and take advantage of market opportunities before we have completely constructed our network and to extend the reach of the fiber networks.

    CONTINUED NETWORK BUILD-OUT

    By the end of 2001, we expect to have deployed a total of approximately 2,000 route kilometers of fiber in our MANs, substantially all of which will be owned by us. These route kilometers are in addition to the more than 7,185 route kilometers we currently lease for both our European Tier One IP network and inter-city network. We expect that the deployment of additional fiber during 2001 will arise principally in connection with:

    - the extension of our build-out of MANs in markets we have already entered;

    - the establishment of a new network in Nantes, France; and

    - the connection of on-net customers.

    NATIONAL BACKBONE NETWORK

    The growth of our customer base requires us to have high capacity networks between our MAN market cities in order to deliver voice data and Internet services. We currently use Lambda circuits in Germany, and we plan to use Lambda circuits in France in 2001 to accomplish our objective.

    SUPPLY CONTRACTS WITH DEUTSCHE TELEKOM

    In March 2000, we purchased, through our subsidiary CompleTel GmbH, 100% of the shares in OK-Cable Gesellschaft fur Kabel- und Verbindungsdienste mbH ("OK-Cable"), a local start-up cable service provider. The major assets of this company were its contractual relationships with Deutsche Telekom regarding the supply of certain network and other services to OK-Cable. Our subsidiary CompleTel GmbH has relied on this contract with regard to several network services provided by Deutsche Telekom. We intend to procure Deutsche Telekom's consent to assign this contract to CompleTel GmbH directly.

    HIGH-CAPACITY TELECOMMUNICATIONS SERVICES

    We currently offer a broad range of telecommunications products and services, individually and bundled. We plan to support our current service offering with a number of value-added services.

    VOICE SERVICES

    - CURRENT SERVICES. Through our direct connections to customers, we offer switched voice services, covering inbound and outbound calls, including local, national, international and switched fixed-to-mobile services. We bundle resold long-distance with our local services and create bundled packages including Internet access. In some cases, we also provide voice services to off-net customers, allowing them to access our long-distance services using pre-selection. The voice services we currently offer also include calling features, such as number portability allowing customers to buy their number from the incumbent operators. We deliver voice value added services such as number translation services, free phone services and premium rate services. While the growth rate for basic voice services is lower than for other telecommunications services, voice services currently represent the largest segment of the telecommunications services in France and Germany.

    - PLANNED SERVICES. We plan to expand our existing portfolio of basic voice services to provide:

       - VIRTUAL PRIVATE NETWORK. VPN utilizes the facilities of a public network but operates as a closed user group, to provide customers with multiple locations the convenience of a private network with the scope and scale of a public network.

       - UNIFIED MESSAGING. Unified messaging allows customers to access fax-mail, voice-mail and e-mail from any location, including the Internet.

       - PERSONAL NUMBERING SERVICES. Personal numbering services provide customers with flexibility in directing the location of incoming calls. Customers will receive a number from our number series, and calls to this number will be directed by our network to a pre-programmed mobile phone, fixed line or international number.

       - TELECONFERENCING AND VIDEO CONFERENCING. Teleconferencing and video conferencing allows three or more parties to be connected and hold a telephone or video discussion. We may also provide visual presentation, recording and subconferencing.

    DATA AND INTERNET SERVICES

    Our MANs allow customers to utilize our high-capacity technology to deliver their data traffic to end-users and carriers at substantially lower costs and higher service reliability than the incumbent operators. Our current and planned data services include:

    - CURRENT SERVICES. The data and Internet services we currently provide include:

       - DEDICATED ACCESS LEASED LINES. Our local dedicated access and private line services are available for data connections over our own MANs at transmission speeds from 64 kilobits per second to beyond multiples of two gigabits per second. We also offer LAN to LAN services and will also consider specific requests for building private or closed-user group networks from private and government authorities.

       - INTER-CITY DEDICATED ACCESS LEASED LINES. We deliver inter-city dedicated access leased lines subdividing the capacity of our national backbone.

       - INTERNET PROTOCOL ACCESS SERVICES. We provide a variety of Internet, intranet, and extranet services utilizing the Internet protocol. We provide a range of flexible high-capacity Internet protocol-based services, which allows customers with uneven data transmissions capacity needs to pay for transmission on an as-used basis. In such cases, our customers are charged only for the excess capacity used beyond their monthly flat-rate capacity. We also interconnect our IP services with a variety of peering and transit relationships, including aggregating Internet traffic in a European Tier One IP network level backbone between France, Germany, the United Kingdom and the United States.

    - PLANNED SERVICES.

       - INTER-CITY LAN TO LAN INTERCONNECTION. We provide customers with high-capacity interconnection between LANs in each of the cities in which our MANs operate. The capacity levels that are available range from 10 megabits per second, 100 megabits per second and one gigabit per second.

       - IP VIRTUAL PRIVATE NETWORK. We plan to launch a data virtual private network service. An Internet virtual private network connects a group of users over a public network, while making it appear as if they are using their own private network.

       - IP OVER DWDM. We plan to deliver IP services over DWDM systems to provide high capacity links for customers requiring high traffic, such as IT backups and storage area networks.

    WHOLESALE SERVICES

    - CURRENT SERVICES. The wholesale services we currently offer include:

       - CARRIER AND TERMINATION SERVICES. We provide services on a wholesale basis to other telecommunications service providers that (1) require transmission capacity to support gaps in their networks, (2) need additional capacity or require alternate routing, or (3) do not have their own transmission facilities. We also terminate traffic for other operators on our networks.

       - INTERNET DIAL-UP. We currently offer dial-up Internet access to our ISP customers delivering the traffic and plan to continue to do so both in France and Germany.

INTERNET DATA CENTERS, WEB HOSTING AND OTHER INTERNET-RELATED SERVICES

    OVERVIEW

    Our rapidly growing Internet data center, web hosting and other Internet-related services division builds high specification Internet data centers to provide managed hosting services to businesses seeking to outsource the management of their web systems. We believe that the value-added web hosting services we provide through our IDCs gives our on-net customers the opportunity to focus on their core businesses and realize cost savings by reducing their capital investment requirements. These centers also provide businesses with a secure location and controlled environment for installing and monitoring their own equipment in our POPs and immediate access to high-speed, high-bandwidth connections to the Internet, as well as our voice, switching and data networking equipment. All the services we provide through our Internet data center, web hosting and other Internet-related services division are marketed under our iPcenta brand name. As of December 31, 2000, this division had 27 unique hosting customers in addition to those on-net customers who also made use of our co-location and web hosting services.

    INTERNET DATA CENTERS

    We have been able to establish and begin operating IDCs in five key cities, with a total gross area of over 10,000 square meters. We have upgraded our switching centers to accomodate IDCs in London, Berlin, Lyon and Munich (which we refer to as MetroPoPs) and established larger, stand-alone IDCs in Paris and London (which we refer to as SuperPoPs). We plan to accelerate our current offering of bundled web hosting services at our existing IDCs and establish one additional center in France and one in Germany during 2001.

                                              APPROXIMATE       DATE
                                               GROSS AREA     FIT-OUT        DATE          LEASE
LOCATION                                      (SQ. METERS)   COMMENCED    OPERATIONAL   EXPIRATION
--------                                      ------------   ----------   -----------   -----------
France:
  Aubervilliers (Paris region)..............       7,000      Oct. 2000    Dec. 2000     Sept. 2012
  Lyon......................................         100      Oct. 2000    Dec. 2000      Oct. 2012

Germany:
  Berlin....................................         300      June 2000    Dec. 2000      Nov. 2009
  Munich....................................         500      June 2000    Dec. 2000      July 2004

United Kingdom:
  London....................................       3,000     Sept. 2000    Dec. 2000     Sept. 2020
                                                  ------
Total.......................................      10,900
                                                  ======

    In November 2000, we acquired, through our subsidiary iPCenta Germany GmbH, substantially all the assets of AlphaCom Gesellschaft fur
Internetdienstleistungen m.b.H. ("AlphaCom"), a German internet service provider. Among the assets of AlphaCom were customer relationships and contractual relationships with Deutsche Telekom regarding the supply of certain network and other services to AlphaCom.

    In addition, we have established a network operating center at our London SuperPoP site that allows centralized and integrated management of all the equipment deployed in our IDCs as well as our European Tier One IP network. This center monitors the performance of the IDCs and European Tier One IP network. Through our data centers, we offer a broad range of managed services ranging from co-location and bandwidth to operating system support, managed security and application support.

    INTERNET DATA CENTER, WEB HOSTING AND OTHER INTERNET-RELATED SERVICES

    Our IDCs provide business customers, web agencies, application service providers and Internet-related service providers with a range of services, including:

    - IP BANDWIDTH. Access to our European Tier One IP Network, either at flat rates or on a pay-as-you-use basis, to accommodate high-traffic and high-bandwidth requirements, as well as advanced Internet applications that cannot be hosted by a provider's shared hosting service; and

    - WEB HOSTING. We offer customers a secure location and controlled environment to locate their Internet equipment in the form of equipment racks, cages or suites for customers to locate their Internet equipment. At our SuperPoPs, we have established stand-alone centers; at our MetroPoPs customers co-locate their equipment in configured space at our switching centers.

    We have a Cisco Systems, Microsoft and UNIX accredited staff on site at our IDCs that monitors customer applications 24 hours a day, seven days a week. Our staff is also available to customers on a call-up basis as a function of service level agreements. We plan to expand our service offerings at our IDCs to include:

    - SERVER SUPPORT. We plan to provide server support services, including maintenance and other management services for our customers' servers; and

    - OPERATING SYSTEM SUPPORT AND OTHER PROFESSIONAL SERVICES. We plan to provide value-added services to support customers in the provision of their operating software and other technical professional services.

    We believe there is significant customer demand among Internet service providers, Internet protocol-based carriers and business customers for our current and planned services in our existing and additionally targeted markets.

    LEASED INTER-CITY NETWORK AND EUROPEAN TIER ONE IP NETWORK

    As of December 31, 2000, we had deployed approximately 7,185 route kilometers of leased fiber, as part of our leased inter-city network and European Tier One IP network. These networks connect each of our MANs to one another within France and Germany and internationally, and through these networks we are able to offer high-capacity Internet protocol-based services to customers of our iPcenta division. In 2000, we extended the networks to complete connections between our MANs in France and Germany and our IDCs in France, Germany and the United Kingdom.

CUSTOMERS

    TELECOMMUNICATIONS SERVICES

    We serve three principal groups of telecommunications customers:

    - BUSINESS, GOVERNMENT AND INSTITUTIONAL END-USERS. Businesses with a minimum of 35 employees, local governmental entities and institutions such as hospitals and educational establishments;

    - INTERNET-RELATED PROVIDERS. Major Internet service providers and other Internet-related companies;

    - CARRIERS. Long-distance, international carriers, resellers and alternative access providers.

    As of December 31, 2000, we had a total of 896 signed customers, including 654 customers who were directly connected to our network. An additional
242 customers had signed on to our services and were waiting to be installed.

    BUSINESS, GOVERNMENT AND INSTITUTIONAL END-USERS

    We initially targeted primarily small- and medium-sized businesses, because we believed that these companies (1) were more likely to benefit from the price competition and product responsiveness we offered, (2) had a greater need for local services than large multi-nationals and (3) had greater flexibility to change service providers. Having deployed 11 MANs and established five IDCs, we have expanded our targeted customers to include larger customers, including multi-nationals that often have service requirements in multiple locations. As of December 31, 2000, we had 830 signed business customers, including Aventis, Cap Gemini, Ernst and Young, Deloitte & Touche, Siemens, Euro News and What's Up AG.

    We also have identified local government authorities and other public institutions as important potential customers in view of their need to obtain advanced technology in linking up all their different geographic sites at competitive prices. Moreover, local municipalities, government agencies and other public institutions, such as hospitals, have a high degree of local calls and depend heavily on local networks to provide their services. Our government and public institutional customers include the French Senate and Ministry of Agriculture, the State Secretary of Tourism, the City of Marseilles private hospitals, such as Euromed Clinic, and the public hospitals in several of our markets.

    INTERNET-RELATED PROVIDERS

    We believe that the significant increase in Internet usage will result in the commensurate growth in Internet-related companies, in access, content provision, e-commerce, advertising, and numerous other segments. These customers have specific sets of needs that we believe we will be able to satisfy. We are developing suites of services to support their requirements, primarily in high-capacity access and value-added services. The Internet-related providers to whom we currently provide services include Liberty Surf, Noos and Infonie.

    CARRIERS

    As countries in Europe have begun to liberalize their telecommunications markets, there has been steep growth in the number of pan-European international carriers. Generally, these carriers focus on building international and intercity facilities, while leasing wholesale local circuits from local providers. Historically, in the United States, this carrier demand for local access was the prime driver for the development of alternative local carriers. We provide carriers, such as KPNQwest, Level (3) Communications, Riodata, Equant, Siris and Cable and Wireless, with dedicated circuits and co-location services on a wholesale basis.

    In addition, we believe we will be able to terminate French and German in-bound international calls for foreign telecommunications service providers through our interconnections with these carriers. We have entered into agreements with, among others, Worldcom, Belgacom and Teleglobe to terminate their regional and local call traffic into Germany or France, and are currently in negotiations with other operators.

    In addition, we believe we are well-positioned to serve emerging alternative access providers who have limited backbone infrastructure, such as DSL and wireless local loop operators. We believe that our MANs are well-suited to carry the traffic of such operators between central offices and into the intercity backbone. We have entered into agreements with several DSL operators in Germany.

    INTERNET DATA CENTERS, WEB HOSTING AND OTHER INTERNET-RELATED SERVICES

    Our IDC, web hosting and other Internet-related services division has three groups of customers: business customers, web agencies, and application service providers and Internet service providers. Our business customers include companies that require web hosting of their corporate web sites and general co-location services. Our web agency customers are companies that provide design and development services for other businesses or individuals. Finally, our ASP and ISP customers use our services to allow them to provide application usage and services through the Internet to corporate customers.

SALES, MARKETING AND DISTRIBUTION

    CUSTOMER ACQUISITION STRATEGY

    We believe that one of our competitive advantages is our professional direct sales and customer care programs. As of December 31, 2000, we had a sales force of 179, including 100 based in our local markets in France, 42 based in our local markets in Germany and 37 associated with our iPCenta group.

    We believe that our experienced sales personnel, whom we hire locally in each of our markets, provide us with:

    - knowledge of local dynamics and the target customer base;

    - established contacts and relationships in the local market, often enabling them to pre-sell our products and services prior to our initiating network operation in that market;

    - insight that allows us to tailor our product and service offerings to specific local customer needs;

    - enhanced commitment to each market which we believe facilitates more rapid access to rights-of-way for network construction and direct targeting of customer-specific needs; and

    - the opportunity to leverage our existing sales force to market the products and services of our Internet data center, web hosting and other Internet-related services division to our current on-net customers.

    We intend to focus our sales and marketing effort progressively on larger customers. As networks are deployed in additional cities, we plan to expand our focus on national and pan-European customers. We have developed national sales and service functions in both France and Germany which operate alongside the local sales and service functions and which currently sell to the carrier and Internet provider customer segments.

    MARKETING COMMUNICATIONS

    We believe that a key to implementing effectively our business plan is to create an "umbrella" pan-European identity under the CompleTel trade name. While we believe that name recognition is important to our success and that our brand awareness is becoming an increasingly important tool, we do not use mass-media to develop brand awareness due to significant cost inefficiencies. Consistent with our focused on-net strategy, we use a targeted marketing approach for on-net prospects, within 500 meters of our network backbone, primarily driven by telemarketing and direct mail activities. We supplement these targeted communications with periodic press communications and event marketing.

    PRICING

    In addition to our high-capacity, quality-driven networks, we use our pricing structure to differentiate ourselves from the incumbent operators and to attract customers. We generally price our services to our customers in our current markets at a discount to the incumbent operator, offering combined services discounts to motivate customers to buy a portfolio of services, designed to maximize global usage and revenue per customer. The wholesale rates charged to other carriers and Internet-related providers are generally set at the market price or slightly below the market price of the leading facilities-based carriers, but we do not anticipate offering a major discount compared to any alternative carrier. On a promotional basis, we may provide discounted installation to facilitate customer migration from the incumbent carriers.

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

    We also believe that technology plays an important role in customer satisfaction. Advanced technological equipment is crucial to enabling the provision of high quality service to our customers. We have installed sophisticated status-monitoring and diagnostic equipment at our network operations centers allowing us to identify and remedy network problems before they affect customers.

    Our customer care function includes:

    - on-line customer care personnel available 24 hours a day, seven days a week;

    - an integrated data base management system that can immediately access all of a customer's data and allow us to quickly respond to customer inquiries;

    - an integrated billing system capable of being customized for all our services;

    - access to technical support to resolve problems;

    - escalation processes to deal with customer concerns;

    - personal relationships with customers based on local and dedicated customer care staff; and

    - local designated sales account executives and service managers to grow and support the customer relationships.

    We offer high-quality, responsive, personalized and customized services. To our business end-user customers, our customer care is provided on a local rather than national basis to develop customer relationships at the city level and develop responsibility and accountability at the local level. Our local structure is supported by our centralized operations centers in France, Germany and the United Kingdom, including service provisioning, network supervision and after-hours customer care.

    MANAGEMENT INFORMATION AND BILLING SYSTEMS

    Our information systems are managed by our information technology group based in Paris and supported by local representatives in charge of local network management and office systems management. The back office systems are centralized in our European data center located in Paris. We selected our comprehensive management information system based on a scalable and highly flexible platform of applications using proven technology in the European or U.S. competitive local exchange market. With support from IT and telecommunications consultants, we have assembled, integrated and implemented a system that we believe allows us to coordinate smoothly and effectively our key business processes, including:

    - prospecting, lead-generation and customer acquisition;

    - order flow and service provisioning;

    - network planning and design;

    - customer care, billing and collection;

    - account management;

    - network management and maintenance; and

    - business financial systems.

    The core of our management information system is anchored in applications supplied by Kenan, a subsidiary of Lucent Technologies, for retail billing, Intec for wholesale billing, Portal for IP billing, Oracle for finance applications, TCSI and Siemens for mediation systems and Nortel for network supervision. All the applications are operated from our computing center in the European data center with localized interfaces, local language and business processes for each of our markets.

    The production platform to operate our systems is based on high-capacity servers and technologies for data storage, and fully automated backup library, to ensure a complete secured solution for data archiving.

    We also have incorporated a data warehouse within our European Data Center. A data warehouse is a dedicated and integrated information system which permits storage and retrieval of data concerning customers' usage of our network. This data warehouse allows us to monitor usage on a daily basis by type of customer and detect changes in customer behavior and usage. With this information, we are better able to tailor our product and service offering to the particular requirements of each type of customer.

    Our billing system allows for integrated invoicing of all the products we currently offer. We offer customers different levels of detail on invoices depending on individual requirements. All our information and billing applications are operated from our computing center in the European Data Center with localized interfaces, local language and business processes for each market and country. The production platform on which our systems operate is based on high-capacity servers, SAN technologies for data storage and a fully automated backup library to insure a complete secured solution for data archiving.

COMPETITION

    OVERVIEW

    The ongoing liberalization of the European telecommunications market has coincided with technological innovation to create a fast changing and increasingly competitive market, characterized by still dominant incumbent telecommunications operators as well as a growing number of new market entrants. We expect that we will need to compete effectively against an increasing number of telecommunications service providers and Internet operators in our targeted markets.

    The European Union is actively stimulating competition among telecommunications providers. European member states are required to end restrictions on the entry of new telecommunications operators and adopt standardized regulations intended to promote competition. The ongoing liberalization of the European Union telecommunications market has caused and, we believe, will continue to cause more local exchange carriers, including pan-European carriers, to enter the market. Under the new regulatory structure, public telecommunications operators can compete in local exchange services markets outside their home countries, either alone or through existing joint ventures, subject to restrictions on market concentration and anti-competitive mergers and acquisitions.

    We compete primarily on the basis of:

    - price;

    - customer service;

    - network quality, coverage and service reliability;

    - accurate and detailed billing; and

    - variety of services.

    INCUMBENT TELECOMMUNICATIONS CARRIERS

    We generally compete with both incumbent public telecommunications operators, like France Telecom and Deutsche Telekom, and other local exchange carriers in our markets. Based on their historically exclusive market positions, incumbent public telecommunications operators generally have several competitive advantages over new entrants including:

    - expansive financial, technical, management, marketing and other key human resources;

    - established relationships with local and national regulatory authorities;

    - established local and long-distance distribution facilities;

    - existing rights-of-way;

    - control of or access to the majority of end-users; and

    - control over local telecommunications connectivity.

    We expect that our principal competitors will continue to be the incumbent public telecommunications operators in our markets. Because most Western European countries, other than the United Kingdom, have only recently liberalized or still are in the process of liberalizing the provision of voice telephony, our target customers in France and Germany are not accustomed to obtaining services from competitors to the incumbent public telecommunications operators and may be reluctant initially to use alternative telecommunications providers.

    Each of our targeted markets presents a different competitive landscape. In France, France Telecom has invested heavily in upgrading its network and receives relatively high approval ratings from its customers. In Germany, we believe that attractive opportunities exist to invest in the development of local exchange infrastructure to provide enhanced services that have not been aggressively pursued by Deutsche Telekom or by other new entrants.

    ALTERNATIVE TELECOMMUNICATIONS PROVIDERS

    We also compete with a range of operators of fiber networks and potentially wireless local loops and DSL operators. In France, these operators include WorldCom, COLT and Cegetel. We believe that we can effectively compete in France, because most current competitors seeking to gain market share from France Telecom are focusing on long-distance service instead of local exchange service. Where competitive local exchange operators are present, they have concentrated their efforts on limited high-volume areas in and around Paris, such as the business district of La Defense. In Germany, we face competition from a number of companies, including national carriers such as COLT, VIAG Telekom and ARCOR, along with city utility carriers. Since we bundle our customer packages with both local and long distance services, we also face competition from long distance resellers.

    IDC COMPETITION

    We anticipate that we will compete with a range of other operators of IDCs. Our competitors in this market include well established carriers with significant financial and marketing resources and large customer bases and greater name recognition such as COLT and Cable & Wireless, as well as specialized hosting companies including Exodus, Digex and Globix.

REGULATION

    OVERVIEW

    National and local laws and regulations governing the provision of telecommunications services differ significantly among the countries in which we operate, although the fundamental principles on which these laws and regulations are based derive from European directives that aim to achieve harmonization across member states. The interpretation and enforcement of such laws and regulations vary and could limit our ability to provide various telecommunications services in different markets. In addition to licenses in France, Germany and the United Kingdom, we also have obtained a license under
Section 214 of the U.S. Communications Act that permits us to terminate calls in the United States that originate on our European networks and to transport traffic originating in the United States to our networks in Europe.

    Deregulation of the telecommunications market is a relatively new phenomenon in Europe, and there is little history to guide competitive entrants. Other than the United Kingdom, there is little history in Western Europe to provide guidance to competitive entrants concerning the independence of newly-created regulatory bodies or to demonstrate how vigorously or efficiently such bodies will adopt and enforce regulations or rules. In May 2000, Autorite de Regulation de Telecommunications (the ``ART"), France's regulatory authority, imposed a fine of 2 million French francs on France Telecom for violating its license conditions (CAHIER DES CHARGES) by not making certain tariff information available in its local offices (the first regulatory fine against France Telecom since the French Telecommunications Act entered into force). While regulators in some European countries have been increasing their enforcement of pro-competitive policies, in some cases, regulators have relaxed regulatory requirements previously imposed on the incumbent operators. Lifting carrier obligations before solid competition has developed in a market sector could potentially harm competitors. Competition at the local level in Germany, France and the United Kingdom is still underdeveloped. Of these three countries, only Germany currently provides for access to the local loop, and although local loop access is expected to be introduced in France by the summer of 2001, in practice, many technical and regulatory issues remain unresolved. Thus, regulatory, judicial, legislative or political considerations may prevent us from offering our services to residents of Western European countries on a cost-effective basis and in a timely fashion, which may adversely affect our business.

    EUROPEAN UNION

    The European Union ("EU") consists of the following member states: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom (collectively, the "Member States"). Other countries are applying for membership as more of Europe adopts the trend towards liberalization. EU legislation can take a number of forms. Regulations have general applications and are binding in their entirety and directly applicable in Member States. Directives are binding, but Member States may choose the form and method of implementation. If a Member State fails to effect such legislation or fails to render the provisions of EU directives effective within its national territory, the European Commission may take action against the Member State to enforce the legislation, including initiating proceedings before the European Court of Justice. Under certain circumstances, private parties also may bring actions against Member States for failures to implement such legislation.

    The European Commission and the European Council have issued a number of key directives establishing basic principles for the liberalization of the European Union telecommunications market. Although the EU set January 1, 1998 as the deadline for mandatory liberalization of the provision of voice telephony services throughout the EU, each Member State had to enact its own laws to implement the EU's mandate through its own processes. Not every Member State has enacted laws that implement fully the EU directives within the time frame set by the EU or in a way that complies or will comply fully with the intent and spirit of the directives. Further, there can be no assurance that all EU Member States will enact laws which fully comply with the intent and spirit of the EU directives. The actual method or form of implementation of EU directives varies from country to country. From time to time, the European Commission has initiated legal action against several Member States for not implementing adequately certain directives relating to the telecommunications industry. The European Commission is also challenging the way in which France Telecom funds its universal service obligations, with a particular emphasis on the burden it might place on new carriers.

    In 1990, the "Services Directive" required Member States to abolish all exclusive and special rights for the provision of all telecommunication services other than for public switched voice telephony, teleprinter, mobile phone, radio and satellite services, as well as public telecommunications networks. Since that first phase of activity, further legislative initiatives have been designed to provide full liberalization of the telecommunications sector, including notably the adoption of:

    - The revised Open Network Provision Directive, which Member States were required to implement by June 30, 1998, aims to ensure the availability of quality public telephone services and to define the services to which all users should have access in the context of universal service at an affordable price.

    - The Full Competition Directive, which required Member States to abolish exclusive and special rights for the provision of telecommunications services, including public voice telephone services and to allow the provision of public telecommunications networks by January 1, 1998. The Full Competition Directive also abolished special and exclusive rights regarding the self-provision of infrastructure, the use of infrastructure operated by third parties and the use of shared infrastructure for the provision of services other than public voice telephony.

    - The Licensing Directive, which established a common framework for general authorizations and individual licenses in the field of telecommunication services. The Licensing Directive is intended to allow telecommunications operators to benefit from an European Union-wide market for telecommunications and establish a common framework for national authorization regimes and seeks to facilitate cross-border networks and services.

    - The Interconnection Directive, which mandates that each Member State ensure that the historical public telecommunications operators and operators with significant market power:

       - provide interconnection to other operators under terms and conditions that are cost-oriented, non-discriminatory, objective and transparent;

       - publish by July 1, 1997, their "unbundled" interconnection terms and conditions;

       - negotiate access agreements and specific terms of interconnection, subject to the intervention of the Member State's regulatory authority in case of a breakdown in the negotiations; and

       - adopt transparent accounting methods for each business unit.

    - The Telecommunications Data Protection Directive, which covers the processing of personal data and the protection of privacy in the telecommunications sector. In addition, on July 26, 2000, the European Commission rendered a decision that the protection provided for personal data by the so-called "Safe Harbor Principles" is adequate under European law. According to the Safe Harbor Principles, U.S. companies that receive personal data from the EU are encouraged to file voluntary declarations with the U.S. Government to adhere to certain data protection principles. In return, EU law would assume that the data protection which these U.S. companies provide is adequate under the EU's privacy rules. Since last November, only a few U.S. companies have filed Safe Harbor declarations. It is uncertain how and when the European

      Commission and the Member States would impose sanctions on U.S. companies that do not file the mentioned declarations.

    Member States are also required to adopt a quick, inexpensive and effective procedure to solve interconnection disputes in order to prevent the historical operator from maintaining its dominant position through unnecessary litigation and other delaying tactics. Since January 2000, operators of public fixed telecommunications networks with significant market power are required to offer carrier pre-selection, enabling subscribers to choose an alternative carrier to convey their long-distance calls, with the possibility of overriding their choice on a call-by-call basis. In addition, the Interconnection Directive requires number portability in the fixed market, enabling subscribers, while remaining at a specific location, to retain their telephone number despite switching network operators. Number portability for all subscribers on public fixed networks was required by January 1, 2000. Member States may also decide to apply this requirement to other operators, as has been the case in the United Kingdom.

    In July 2000, following the 1999 Communications Review, the European Commission proposed a package of legislative reforms intended to consolidate, simplify and update the existing regulatory framework. This legislative package includes, among others, a new Competition Directive which will consolidate all existing liberalization directives; a new framework directive covering all communications infrastructure and associated services, and four specific directives on licensing and authorizations; access and interconnection; universal service and users rights; and data protection and privacy; as well as a regulation mandating unbundled access to the local loop. The directives are expected to take effect in 2002 and the regulation requiring unbundled access to the local loop became effective as of January 2, 2001. As it develops, EU legislation will continue to have significant effect on our markets.

    The regulatory regime concerning Internet access services in Europe is currently under development. Most recently, the EU adopted the final version of its E-Commerce Directive, which will establish rules and guidelines regarding e-commerce applicable throughout all the Member States. The Electronic Commerce Directive is intended to ensure the free movement of information, including electronic commerce, within the Member States of the EU according to a country of origin principle. The directive is required to be implemented within Member States by January 17, 2002. This directive regulates the legal recognition and formulation of electronic contracts, the information to be provided by service providers to consumers, and solicited and unsolicited commercial communications with consumers. The directive also contains rules on the liability of intermediary service providers for mere conduit, caching and hosting activities. In principle, intermediary service providers cannot be held liable if they only act as a mere conduit, that is, as long as they do not initiate the transmission, select the receiver of the transmission, or select or modify the information contained in the transmission. An intermediary service provider cannot be held liable for caching, provided it does not modify the information, complies with the conditions on access to and updating of information, does not interfere with the lawful use of technology to obtain data on use of the information, and acts expeditiously to remove or disable access to information upon receiving knowledge that the information has been removed or disabled at the initial source or this has been ordered by a court or administrative authority. An intermediary service provider cannot be held liable for hosting activities if it does not have actual knowledge of illegal activity or information, was not aware of facts or circumstances from which illegal activity or information is apparent and acts expeditiously to remove or disable access to the information once it receives knowledge.

    FRANCE

    In July 1996, France enacted legislation amending the French Code des Postes et Telecommunications, abolishing France Telecom's legal monopoly and providing for the immediate liberalization of all telecommunications activities in France, but maintaining a partial exception for the provision of voice telephony to the public on fixed wireline. Such voice telephony was fully liberalized, including carrier selection on a call by call basis on January 1, 1998. Carrier pre-selection was introduced on January 17, 2000. French law allows market participants to build and operate public voice telecommunications networks or offer services following receipt of the required license. Interconnection is available as a matter of right to all licensed operators.

    Licenses are granted by the Secretaire d'Etat a l'Industrie, the "Minister of Telecommunications," in charge of telecommunications upon recommendation of the ART, which is an independent regulatory authority. The ART has broad rule-making and adjudicatory powers and is administratively independent from the Telecommunications Ministry. Among other things, the ART has the power to approve interconnection rates of operators deemed dominant in the market place, arbitrate interconnection disputes and to exercise oversight powers and punish regulatory infringements through suspensions or revocations of licenses or through fines based on a percentage of the infringer's revenues.

    On December 13, 1998, the Minister of Telecommunications, pursuant to the ART's recommendation, awarded our French operating subsidiary a fixed wireline license and a service license for network deployment in four regions and six cities and the provision of services in four regions and six departments in France. The term of these licenses is 15 years from December 13, 1998, the date of publication of the license in the French Official Gazette (JOURNAL OFFICIEL DE LA REPUBLIQUE FRANCAISE). Under French law, these licenses entitle us, among other things, to obtain rights-of-way to establish network infrastructure along public roads, to obtain easements on private property and to obtain certain rights on public domain property other than roads. On November 7, 2000, we obtained an extension of our license to operate a public telecommunications network in the city of Amiens and to provide public voice telephony services in a fifth region, Picardie.

    On December 18, 1998, we entered into an interconnection agreement with France Telecom. France is one of the Member States that differentiates between interconnection for public telecommunications network operators and for voice telephony service providers. The published interconnection tariffs of France Telecom, which are approved annually by the ART, provide substantially more favorable interconnection terms for public telecommunications network operators than for voice telephony service providers that use the transmission facilities of third-party operators.

    As a public network operator and service provider in France and pursuant to our license, we must provide, among other things, non-discriminatory treatment of customers and we must accept reasonable requests for interconnection from other operators of networks open to the public and from voice telephony and mobile telephony providers. In addition, we are required to notify the ART of interconnection agreements and to make contributions to finance universal service by paying supplementary charges for interconnection to France Telecom, as well as making payments to a universal service fund based on our volume of activity. The amounts for universal service contributions are set annually by the French Telecommunications Ministry as proposed by the ART. In addition, we are required to spend 5% of our net capital investments and property equipment expenditures in the preceding fiscal year to support research and development in France.

    Concerning access to France Telecom's copper local loops (commonly known as unbundling of the local loop), the ART created a working group at the beginning of 2000 to establish technical and financial conditions for experimental access to the copper local loops, and technical trials were launched in July 2000. We are participating in a trial in Paris for one of our ISP customers. In September 2000, the French government published Decree No. 2000-881 that, effective January 1, 2001, mandates full and shared access to the copper local loops of the incumbent telecommunications operator, as well as the provision of associated services, such as collocation. While legislation is in place, actual access to the local loop is proceeding slowly due to practical and technical concerns. The incumbent operator, France Telecom, has not submitted the required tariff filings outlining its costs for local access and co-location. These tariffs were filed by France Telecom, but have not been approved by the ART. The ART has required France Telecom to file new tariffs.

    GERMANY

    The German Telecommunications Act of July 25, 1996 ended the network monopoly of Deutsche Telekom AG ("Deutsche Telekom") and immediately liberalized all telecommunications activities in Germany, but postponed liberalization of voice telephony until January 1, 1998. Since January 1, 1998, the German telecommunications market has been completely open to competition and a new regulatory authority, the REGULIERUNGSBEHORDE FUR TELEKOMMUNIKATION UND POST ("Reg TP"), has been installed.

    Under the German regulatory scheme, Reg TP grants licenses in four license classes. A license is required for operation of transmission lines that extend beyond the limits of a property and that are used to provide telecommunications services for the general public. This infrastructure license is divided into three classes: mobile radio license (class 1); satellite license (class 2); and general infrastructure license, covering all telecommunications services for the public which are not covered by the mobile radio license or satellite license (class 3). In addition to the infrastructure licenses, a license is required for operation of voice telephony services based on self-operated telecommunications networks (class 4). A class 4 license does not include the right to operate transmission lines, and a class 3 license does not include the right to provide voice telephony services. Licensees under classes 1, 2 and 3 have the right to install transmission lines on, in and above public trafficways such as public roads, squares, bridges and public waterways without payment; however, when installing transmission lines, permission must be obtained from the relevant authorities. In general, this permission cannot be refused.

    In March of 1999, our German operating subsidiary, CompleTel GmbH, was granted class 3 and class 4 licenses for three markets in Germany, including our initial target market, which were subsequently amended in July 1999 and in January, July and October 2000, to include among others, our additional markets, including Hamburg, Mannheim, Stuttgart, Cologne, Bonn, Dusseldorf and some cities in the Ruhr area. The licenses are of unlimited duration. In March 2001, we were granted a national class 4 license to provide voice telephony services.

    Where a company is considered to have a dominant market position, it is required under the TKG to grant access to its network or unbundled parts to third parties, including competitors. Prices for access to and interconnection with dominant operators' networks must be cost-oriented. Irrespective of their market position, however, operators of public telecommunications networks are obligated upon request, to make offers to other operators for interconnection to their networks. If the parties cannot reach an agreement on the terms of such interconnection, either party may take the case to Reg TP, who will order the interconnection on such terms as it may determine in accordance with the provisions of the TKG. To date, interconnection has been the source of a major dispute between Deutsche Telekom and its competitors. Several complaints currently pending before Reg TP and German courts concern the content of the standard interconnection offer of Deutsche Telekom. Although Reg TP has established standard interconnection rates, Deutsche Telekom and some of its major competitors have been unable to reach agreement on other aspects of interconnection and network access, such as rates for access to the unbundled local loop. Rates for unbundled access to the customer line have been considered, and rates have been set by Reg TP which Deutsche Telekom's competitors generally regard as too high and anti-competitive. Other pending disputes concern the costs of billing services provided by Deutsche Telekom to other carriers and rates for direct access to the end-user lines of Deutsche Telekom.

    We entered into an interconnection agreement with Deutsche Telekom in May 1999, which was amended several times subsequently. We expect further amendments in the near future that will have to reflect rulings by Reg TP that strengthen our position towards Deutsche Telekom by providing shorter and more precisely defined periods for Deutsche Telekom to respond to our orders. However, Deutsche Telekom is delaying these amendments. Our interconnection agreement provides for an escape clause that allows Deutsche Telekom to delay the provision of interconnection access for technical reasons (e.g. if too many orders are placed by alternative operators). There is concern that Deutsche Telekom may abuse its dominant position by not performing properly its obligations under its interconnection agreements. If that happens, we may not always be able to roll-out our network as fast as we wish due to limitations in the interconnection of our network with Deutsche Telekom's. Reg TP is investigating Deutsche Telekom's behavior regarding interconnection; however, we do not expect immediate improvements in Deutsche Telekom's performance.

    In addition to interconnection fees, any tariffs charged by dominant public fixed-networks operators, including end-user prices, are subject to price control. Regulated prices must be cost-oriented based on the costs of efficient service provision.

    Any frequencies we may want or need to use (e.g. for point-to-point connections) are to be allocated by RegTP on a non-discriminatory basis. If, on the basis of the frequency usage plan prepared by RegTP, frequencies are scarce, the number of licenses or frequency packages allocated may be limited. In that case, RegTP is required to allocate such frequencies either by auction or by a "beauty contest" procedure. If we apply for the application of frequencies, there can be no assurance that our application will be successful.

    UNITED KINGDOM

    The Telecommunications Act of 1984 provides a licensing and regulatory framework for the telecommunications activities in the United Kingdom. The Secretary of State for Trade and Industry at the Department of Trade and Industry ("DTI"), is responsible for granting licenses and for overseeing telecommunications policy, while the Director General of the Office of Telecommunications, ("Oftel") is responsible for enforcing the terms of such licenses.

    Individual licenses are granted for the construction and operation of public networks, and class (or general) licenses are granted for systems comprising equipment of no more than 20 sets of premises, linked with leased lines, self-provided non-public networks, or limited public networks. On January 11, 1999, the DTI granted our operating subsidiary in the United Kingdom, CompleTel UK Limited, an individual license to operate fixed public telecommunications systems of any kind in the United Kingdom (a "PTO license"). The PTO license will also license the operation of international facilities. Licenses granted by the PTO have a term of 25 years. We currently do not plan to operate under the PTO license, but we have been advised that this does not constitute grounds, which by itself, would result in revocation of the PTO license. To provide international services in the United Kingdom, we have also obtained an International Simple Voice Resale License. We also plan to provide some services under the Telecommunications Services License, a class license that allows us to provide a number of services other than those requiring individual licenses (for example, services which do not require us to dig up roads or other land).

    These licenses impose certain requirements on us, including but not limited to the requirements that we provide end-users and other network operators with emergency call and directory inquiry services and that we allow other network operators to access our systems in accordance with the Open Network Provision Directive. Licenses also may limit the type of services that may be operated over the license system and the way in which these can be provided.

    The focus of deregulation in the United Kingdom has been to encourage new entrants to build competitive networks. Until recently, only network providers had the right to require interconnection with British Telecommunications plc ("BT") above the level of the network termination point and to obtain favorable wholesale interconnection rates. A regulation implementing the Interconnection Directive allows several other categories of operators and service providers to obtain interconnection on favorable terms from BT and other operators designated as having market power in a defined market.

    Our operating subsidiary in the United Kingdom, CompleTel UK Limited, was provisionally granted such rights for interconnection on favorable terms, but these rights have lapsed as we have not commenced operations using our PTO license. In the event that we decide to use our PTO license, CompleTel UK Limited will need to re-apply to Oftel for such rights. All interconnecting operators within certain designated categories are required to offer interconnection to similarly situated operators and providers.

    In accordance with the EU regulation requiring unbundled access to the local loop which became effective as of January 1, 2001, Oftel required BT to unbundle its local loops by July 2001. BT has responded by publishing a reference unbundling offer. A number of operators in the United Kingdom have complained to Oftel that the terms of the reference offer and the allocation of local exchange sites were discriminatory. As a result, Oftel required BT to make certain amendments to its offer in favor of the local operators.

    The EU Interconnection Directive required all Member States to implement number portability and carrier pre-selection by January 1, 2000. Number portability is the ability of a customer to retain his or her local telephone number when changing local service providers and remaining within a local area. Since January 1, 2000, all fixed operators in the United Kingdom are required to offer number portability at the request of a customer for a nominal charge. Carrier pre-selection is the ability of a customer to pre-select a service provider to carry the customer's long distance and local calls. In
December 1999, the European Commission granted the United Kingdom a three month deferral in which to implement carrier pre-selection, until April 1, 2000. The UK had initially requested a 12 month deferral to allow BT to perform necessary upgrades to its switches. When BT was unable to upgrade its switches within the three month deferral, Oftel required BT to adopt an "interim solution" using auto-dialers from April 1, 2000. Permanent carrier pre-selection is scheduled for launch in two phases. Phase one, allowing customers carrier pre-selection on international and national calls, was launched on December 12, 2000. Phase two, allowing customers to choose to have all calls routed to their pre-selected operator, is planned for launch by the end of 2001.

    The regulatory authorities in the United Kingdom are in the process of revising the regulatory framework to keep pace with the various EU regulatory initiatives. Initially, we expect these changes to enhance the competitive position of resellers and other service providers by lowering their costs of access to the BT network.

    The Competition Act 1998 grants Oftel concurrent jurisdiction with the United Kingdom Office of Fair Trading over commercial activities connected to telecommunications. The Competition Act 1998 prohibits anti-competitive agreements and abuse of dominant position and allows Oftel to fine telecommunications companies up to 10% of their United Kingdom turnover in accordance with guidelines published by the United Kingdom Office of Fair Trading.

    In December 2000, the United Kingdom Department of Trade and Industry and the Department of Culture, Media and Sport published a discussion paper entitled "a New Future for Communications," in which the UK Government proposed to re-draft existing UK telecommunications and broadcasting laws and to create a single regulator for the communications and media industries. This proposed regulatory body will be responsible for all aspects of telecommunications, television and radio, including content and infrastructure, as well as the allocation of radio spectrum. This entity will protect consumer interests by promoting open competitive markets and maintaining high quality content and program choice. In addition, the United Kingdom stated that, in the future, it will require individual licenses for telephone numbers and spectrum. All other networks and services will be authorized by a general (or class) authorization scheme. The timetable for implementing these proposals has not yet been finalized.

EMPLOYEES

    As of December 31, 2000, we had 775 employees. We believe that our future success will depend on our ability to attract and retain highly skilled, qualified and experienced employees. Our French employees are covered by a collective bargaining agreement governing the telecommunications industry. In Germany and in the United Kingdom, our employees are not subject to any mandatory collective bargaining agreements. We believe that we enjoy good relationships with our employees.

INSURANCE COVERAGE

    We have comprehensive construction, property, product and professional liability insurance, covering risks relating to the construction and operation of our network sites as is customary for similar telecommunications companies. We also have key person insurance on several members of our senior management team, liability insurance for our directors and officers and we have obtained loss of revenue insurance. The main exclusions of the policies are war and willful acts.

TRADEMARKS AND TRADE NAMES

    We have registered "CompleTel" as a trademark in France, Germany, the United Kingdom and selected other Western European jurisdictions. We decided to brand our IDC activity with the iPcenta name and trademark and have filed for trademark registrations in the European Union.

GENERAL CORPORATE INFORMATION

    CompleTel Europe N.V. was incorporated on December 14, 1998 as a Netherlands public company with limited liability (NAAMLOZE VENNOOTSCHAP), and our registered office is located at Drentestraat 24, 1083 HK, Amsterdam, The Netherlands. We are registered with the Trade Register of the Amsterdam Chamber of Commerce under number 34108119 and have our corporate seat at Amsterdam, The Netherlands.

ITEM 2. PROPERTIES

    Our European headquarters are located in Paris, France. We also have sales offices in each of our markets. Our sales offices, switch and IDC sites, as well as our operations and service centers, are located in leased facilities.

    Our material properties currently under lease include our IDC sites and switch sites, as follows:

LOCATION                        SIZE (SQ. METERS)       LEASE EXPIRATION DATE
--------                        -----------------       ---------------------
France:
  Aubervilliers/Paris.........        7,000         September 2012
  Grenoble....................          637         July 2011
  Marseilles..................        1,789         February 2011
  Nanterre/Paris..............        2,638         November 2010
  Lille.......................          684         May 2011
  Lyon........................          734         October 2010
  Nantes......................          150         October 2012
  Nice........................          625         November 2011
  Toulouse....................          640         Own facilities
Germany:
  Essen.......................        3,028         September 2004
  Berlin......................        2,795         November 2009
  Munich......................        3,958         July 2004
  Nuremberg...................        1,800         December 2004
  Hamburg.....................        1,989         August 2010
United Kingdom:
  London......................        3,000         September 2020

ITEM 3. LEGAL PROCEEDINGS

    On February 27, 2001, we announced the appointment, subject to shareholders approval, of Timothy A. Samples, who until recently, served as the chief executive officer of FirstMark Communications Europe SA, as our new Chief Executive Officer. On March 19, 2001, FirstMark alleged that the employment of Mr. Samples as our Chief Executive Officer constitutes a breach of the non-compete provisions in the services agreement between Mr. Samples and FirstMark. We believe, after consultation with our legal counsel, that these allegations are without merit, and that the ultimate liability, if any, arising from these allegations will not have a material adverse effect on our financial condition or results of operations. We are not party to any other pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of our security holders from September 30, 2000 to December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Our ordinary shares are traded on the Nasdaq National Market System under the symbol "CLTL," and are traded on the Paris Bourse under the symbol "CTL." Both began trading on March 27, 2000, the date of our initial public offering. The following table shows the range of high and low sales prices during each fiscal quarter since our initial public offering.

YEAR ENDED DECEMBER 31, 2000                    NASDAQ                    PARIS BOURSE
----------------------------          --------------------------   ---------------------------
                                         HIGH             LOW         HIGH              LOW
                                      ----------        --------   -----------        --------
First Quarter.......................  U.S.$23.56    -    19.94          E25.80    -    20.81
Second Quarter......................  U.S.$22.75    -    10.50          E23.30    -    11.00
Third Quarter.......................  U.S.$13.38    -     7.13          E13.65    -     8.30
Fourth Quarter......................  U.S.$ 8.25    -     3.00          E 9.65    -     3.65

HOLDERS

    As of March 6, 2001, we had 147 record holders of our ordinary shares. These numbers exclude shareholders whose shares are held through nominees, brokers or other agents.

DIVIDENDS

    We have never declared or paid any dividends. For the foreseeable future, we plan to retain our earnings, if any, to reinvest in our business. The terms of some of our existing debt facilities prevent us from paying dividends. Further, Netherlands regulations limit our ability to pay dividends from statutory capital equity.

RECENT SALES OF UNREGISTERED SECURITIES

    See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a description of our sales of unregistered securities during the year ended December 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data have been derived from the audited consolidated financial statements included elsewhere in this report which have been prepared in accordance with accounting principles generally accepted in the United States. The selected consolidated financial data set forth below are qualified by reference to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto and also with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                            COMMENCEMENT
                                                                                            OF OPERATIONS
                                                  YEAR ENDED           YEAR ENDED       (JANUARY 8, 1998) TO
                                              DECEMBER 31, 2000    DECEMBER 31, 1999      DECEMBER 31, 1998
                                              ------------------   ------------------   ---------------------
                                                      (EURO, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues....................................      E    31,540           E    2,861            E       --
Operating expenses:
Network costs...............................           33,038                2,307                    --
Selling, general and administrative
  expenses..................................           79,606               30,302                 3,754
Allocated costs from affiliate..............           12,090                6,195                 2,551
Non-cash compensation charges...............           60,550                  634                   164
Depreciation and amortization...............           22,027                4,302                    40
                                                 ------------          -----------           -----------
Total operating expenses....................          207,311               43,740                 6,509
                                                 ------------          -----------           -----------
Operating loss..............................         (175,771)             (40,879)               (6,509)
Net interest expense........................           (6,574)              (5,446)                   --
Foreign exchange loss and other expense.....          (18,933)              (3,465)                   --
                                                 ------------          -----------           -----------
Loss before income taxes, extraordinary item
  and cumulative effect of change in
  accounting principle......................         (201,278)             (49,790)                   --
Income tax (expense) benefit................               --                   --                    --
Extraordinary item..........................            1,053                   --                    --
Cumulative effect of change in accounting
  principle.................................             (263)                  --                    --
                                                 ------------          -----------           -----------
Net loss....................................      E  (200,488)          E  (49,790)           E   (6,509)
                                                 ============          ===========           ===========
Basic and diluted loss per share............      E     (1.34)          E     (.50)           E     (.27)
                                                 ============          ===========           ===========
Weighted average number of ordinary shares
  outstanding...............................      149,806,721           99,056,060            24,444,820
                                                 ============          ===========           ===========

                                                     AS OF                AS OF                AS OF
                                               DECEMBER 31, 2000    DECEMBER 31, 1999    DECEMBER 31, 1998
                                               ------------------   ------------------   ------------------
                                                                   (EURO, IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents....................         E 361,698             E 57,115             E 1,472
Short-term investments, restricted...........            28,030                   --                  --
Long-term investments, restricted............            41,709                   --                  --
Property and equipment, net..................           298,623               91,946               2,888
Total assets.................................           824,781              176,208               6,741
Long-term debt...............................           280,597               79,596                  --
Total liabilities............................           408,821              133,137              11,923
Total shareholders' equity...................           415,960               43,071               5,182

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Historical statements made herein are accurate only as of the date of filing this Form 10-K with the Securities and Exchange Commission and may be relied upon only as of that date. Unless otherwise indicated, all share numbers reflect the five-for-one split we effected on February 25, 2000.

OVERVIEW

    We are a rapidly growing, facilities-based provider of switched telephony, data and Internet-related services to business end-users, government entities, carriers and Internet service providers in targeted markets in Western Europe. We were incorporated in December 1998, and through a series of transactions in January 1999, became the holding company for our European telecommunications businesses which commenced in January 1998, when CompleTel LLC was formed. We accounted for these transactions as a reorganization of entities under common control, similar to a pooling of interests. Accordingly, our historical results of operations are presented as if we had been legally formed on January 8, 1998 and had performed all CLEC related development activities in Western Europe since CompleTel LLC's inception.

    Prior to January 1, 2000, our functional currency was the U.S. dollar, and the functional currency for each of our operating subsidiaries was the applicable local currency. Effective January 1, 2000, we and each of our subsidiaries, except those in the United Kingdom, adopted the euro as our functional currency. Additionally, we adopted the euro as our financial reporting currency. As a result, we have restated prior period amounts by translating prior period U.S. dollar amounts into the euro. Our results of operations (accumulated deficit) for periods prior to January 1, 1999 (introduction date for the euro) have been restated using the January 1, 1999 exchange rate between the U.S. dollar and the euro.

    We have generated operating losses and negative cash flow from our operating activities to date. We expect to continue to experience operating losses and negative cash flows from operations in each of our markets while we emphasize development, construction and expansion of our business and until we establish a sufficient revenue generating customer base in that market.

REVENUES

    Revenues consist of revenues from three principal categories of service offerings: retail, including voice, data and Internet; wholesale; and IDCs, web hosting and other Internet-related services.

    - RETAIL SERVICES. We generate revenues from the voice, data and Internet services we provide primarily to our directly connected retail customers. We have experienced growth in our retail services in the past year. We expect this growth to continue and to represent an increasing percentage of our overall revenues as we expand the deployment of our MANs in the major cities we already serve and build a new MAN in Nantes, France.

       - VOICE SERVICES. We derive substantially all our revenues from the switched voice communications services we provide to customers directly connected to our networks through owned fiber and leased lines. These revenues are based primarily on traffic minutes billed. Revenues from voice products accounted for approximately 24% of our total revenues for the year ended December 31, 2000.

       - DATA AND INTERNET SERVICES. We derive revenues from the local dedicated access and private line services we provide customers for data connections over our MANs. These revenues are based primarily on transmission capacity provided. We also derive revenues by providing high-capacity Internet protocol-based services and interconnection between local area networks in each of the cities in which our MANs operate. Revenues from these services accounted for approximately 9% of our total revenues for the year ended December 31, 2000.

    - WHOLESALE SERVICES. We derive revenues by providing transmission capacity on a wholesale basis to other carriers, as well as dial-up Internet access to our Internet service provider customers.

       - CARRIER AND TERMINATION SERVICES. We derive revenues from the services we provide on a wholesale basis to other telecommunications service providers that require transmission capacity to support gaps in their networks, need additional capacity or require alternate routing, or do not have their own transmission facilities. We also terminate traffic for other operators. These revenues, which are based primarily on traffic minutes billed, represented 13% of our revenues in the year ended December 31, 2000, and we expect these revenues to increase in 2001.

       - INTERNET DIAL-UP. We also derive revenues from the dial-up Internet access to our ISP customers delivering the traffic and plan to continue to do so both in France and Germany. These revenues, which are based primarily on transmission capacity provided, represented 28% of our overall revenues in 2000. Although we expect our Internet dial-up services to represent an increasing percentage of our total revenues in 2001, in future periods we expect them to represent a decreasing proportion, as our revenues from other services increase.

    - INTERNET DATA CENTERS, WEB HOSTING AND OTHER INTERNET-RELATED SERVICES. We are beginning to derive revenues from the complex web hosting and other value-added Internet services we provide at our IDCs. We also offer web site creation and maintenance services as well as miscellaneous dial-up services to certain of our IDC customers. Revenues from our IDCs, web hosting and other Internet-related services accounted for approximately 26% of our total revenues for the year ended December 31, 2000.

    We derive revenues in France and Germany from all three of our principal service offerings. In the United Kingdom, we derive revenues solely from our IDC, web hosting, Internet-related services and other miscellaneous dial-up services. At year end 2000, we had commercially launched services in seven cities in France and four in Germany and had deployed five IDCs in France, Germany and the United Kingdom.

    We expect our revenues in France, where we launched commercial operations in June 1999, to increase with the establishment of an additional MAN in Nantes, France and with the accelerated build-out of our MANs in the major cities we already serve to cover additional business parks and areas of business concentration. Our development in Germany, where we launched commercial operations in November 1999, continues to track our development in France generally on a time-adjusted basis, and we expect our revenues in Germany to represent an increasing percentage of our overall revenues.

    We expect revenues in the United Kingdom to grow as we brand and market our IDC, web hosting and other Internet-related services, gain web hosting customers and increase our value-added service offerings. However, we expect our revenues in the United Kingdom to represent a smaller proportion of our overall revenues due to our single IDC in the United Kingdom. Revenues in the United Kingdom in 2000 were generated from our complex web hosting and Internet-related services, from our recently launched IDC in London and from miscellaneous dial-up services. We anticipate that these dial-up revenues will decrease significantly in the coming year and will represent an insignificant percentage of our overall revenues in the future.

OPERATING EXPENSES

    Our primary operating expenses consist of:

    - network costs,

    - selling, general and administrative expenses,

    - allocated costs from affiliates,

    - non-cash compensation charges, and

    - depreciation and amortization expenses.

NETWORK COSTS

    Our network costs include costs such as interconnection costs, the cost of leasing high-capacity digital lines that interconnect our network with the networks of other providers, the cost of leasing local loop lines that connect our customers to our network, switch site rental and operating and maintenance costs, as well as costs associated with our IDCs, web hosting and other Internet-related services. We lease dark fiber and conduit on a limited basis to establish and augment our MANs in certain markets. We also lease fiber to connect our MANs, in order to provide an IP backbone to support our IDCs, web hosting and other Internet-related services. We incur other fixed costs, such as switch site rent and network and switch maintenance, that normally are incurred at the time of interconnection in anticipation of future revenues. In 2000, we were able to deploy our networks faster than we initially anticipated. As a result, we experienced higher incremental costs. As we continue to build our networks and revenues increase, we believe that the incremental costs of deployment will decrease as a percentage of our network costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Our selling, general and administrative expenses include costs relating to our sales and marketing department, customer care, billing, corporate administration, salaries and other personnel costs, as well as legal and consultant fees. We expect that the rate of growth in selling, general and administrative expenses is likely to decline as administrative costs begin to stabilize and expenditures shift away from dependence on consultants towards the use of internal resources and as we leverage economies of scale.

    We are assembling a large, locally-based, direct sales force in our local and regional markets and a national account team to service multiple location customers and key account executives. During the year ended December 31, 2000, the number of employees increased by 401, to 775, including 179 employees in the sales and marketing area, compared to 108 sales and marketing employees as of December 31, 1999. We expect the number of sales and marketing personnel to continue to grow and our selling, general and administrative costs to increase correspondingly as we expand our operations and our focus on multi-site customers. This increase, however, will be offset to some extent by a decrease in costs as we replace consultants hired to perform management information system implementation and network maintenance tasks with our own employees.

ALLOCATED COSTS FROM AFFILIATE

    Allocated costs from affiliate include amounts we pay CableTel Management, Inc. a wholly owned subsidiary of CompleTel LLC, as reimbursement of expenses incurred by CableTel Management, Inc. in the performance of certain ordinary and necessary general and administrative services for us and our operating subsidiaries. Prior to October 1, 2000, these expenses consisted primarily of executive management salaries and benefits and professional fees and were allocated to us based upon an estimate of the proportion of such expenses attributable to us and our operating subsidiaries. We reimbursed CableTel Management, Inc. for the proportionate share of these costs and expenses by paying management fees equal to 105% (103% for periods prior to February 1999) of such attributable costs. Beginning October 1, 2000, a significant portion of the expenses that were previously incurred on our behalf by CableTel Management, Inc. (representing primarily salaries to our European employees) are now incurred by CompleTel Headquarters Europe S.A.S, our wholly owned subsidiary, and accounted for as selling, general and administrative costs. CableTel Management, Inc. continues to incur certain general and administrative expenses on our behalf (consisting primarily of salaries and benefits to our U.S. employees), for which we reimburse it. We account for these amounts as allocated costs from affiliate.

NON-CASH COMPENSATION CHARGES

    We incur amortization of stock-based compensation expense under our fixed stock option plan based on the deferred compensation at the date of grant. In addition, based upon our value as determined at the time of our initial public offering, we recorded compensation expense and deferred compensation for performance vesting units that will not vest as a result of the IPO but which may vest upon a qualified sale by Madison Dearborn Partners or in May 2005 based on a deemed vesting date. The additional deferred compensation is being amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by Madison Dearborn Partners). We also record compensation expense and deferred compensation for certain time vesting units that vest at various times throughout the year, and all will be vested by November 2002. The recorded amount of compensation expense and deferred compensation for these two variable awards are adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of the reporting period based on the then current market value of our ordinary shares. In addition to the above expenses, some of our employees have purchased common units of CompleTel LLC for which CompleTel LLC incurs non-cash compensation charges. For accounting purposes, we record such non-cash compensation charges as a deemed capital contribution with an offsetting entry to deferred compensation. Deferred compensation is amortized to expense over the vesting period of the common units. The non-cash compensation charges are attributable to employees whose salary and benefits are otherwise classified within selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION

    We record depreciation and amortization expense for our property and equipment, including network equipment, office furniture and equipment, computer equipment and software, leasehold improvements and other properties and construction in progress. Assets are stated at cost and are depreciated when ready for their intended use on a straight line basis over their estimated useful life. We started recording network equipment depreciation during the period ended June 30, 1999 when we initiated network services. Network equipment is depreciated on a straight line basis over an estimated useful life of three to eight years.

OTHER INCOME AND EXPENSE

    Other income in 2000 includes interest income on the investment of the proceeds from our initial public offering and our senior notes due 2010. Until we received the exemption from regulation under the Investment Company Act of 1940, we invested these proceeds in short-term maturities of U.S. treasury bills. Subsequent to the receipt of the August 2000 exemption and the final maturities of these U.S. treasury bills, we invested the proceeds in euro-denominated investments.

    Interest expense recorded reflects interest on our 14% senior notes due 2010, the accretion of our 14% senior discount notes due 2009 and the amortization of deferred financing costs. We capitalize a portion of our interest costs as part of the construction cost of our networks, in accordance with Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Costs."

FOREIGN EXCHANGE LOSS AND OTHER EXPENSE

    Our revenues, costs, assets and liabilities are, for the most part, denominated in euro, which is our functional and reporting currency, effective January 1, 2000. Therefore, we are exposed to changes in currency exchange rates due to our U.S. dollar-denominated debt and investments. Our 14% senior discount notes due 2009 expose us to exchange rate fluctuations as the payment of principal and interest on these notes will be made in U.S. dollars, and a substantial portion of our future cash flow used to service these payments will be denominated in local currencies, including the euro. We invested a substantial portion of our available cash in U.S. government treasury bills with various short-term maturities in order to avoid being considered an investment company under the Investment Company Act of 1940. We have executed certain forward currency contracts in order to hedge our risk against foreign currency fluctuations between the U.S. dollar and the euro. As a result of our investments in U.S. government treasury bills, we incurred foreign exchange losses of approximately E11.4 million during 2000. After we received the exemption from the Investment Company Act of 1940 in August 2000, we invested all excess cash in euro-denominated accounts and we continue to do so. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

    In the fourth quarter of 2000, we adopted, effective January 1, 2000, Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements"
("SAB 101"), which requires deferral and amortization of certain installation and start-up revenues over the longer of the contract period or the expected customer relationship. Previously such revenues were recognized upon service activation. Unless otherwise indicated, all revenue figures for the year ended December 31, 2000 reflect the adoption of SAB 101.

    Excluding the effect of SAB 101, revenues were approximately E33.6 million for the year ended December 31, 2000, an increase of E30.7 million from E2.9 million for the year ended December 31, 1999. As adjusted for SAB 101, revenues increased approximately E28.6 million to E31.5 million for the year ended December 31, 2000. We attribute this increase in revenues to our overall growth resulting from the implementation of our business plan and the rapid deployment of our networks. Specifically, the increase resulted from significant growth of our customer base, an increase in traffic over our networks and a heightened demand for services from existing customers. For the year ended December 31, 2000, revenues from retail services totaled E10.4 million; revenues from wholesale services totaled E13.1 million; and revenues from IDC, web hosting and other Internet-related services totaled E8.0 million.

    In France, we had revenues of approximately E23.0 million for the year ended December 31, 2000, compared to approximately E1.9 million for the year ended December 31, 1999. Revenues from our French operations represented 73% of our total revenues for the year ended December 31, 2000. We experienced steady growth in revenues from retail customers in the seven French cities in which our MANs operate and our overall signed customer base in France as of December 31, 2000 grew to 787 customers. The increase in our customer base and traffic resulted in a total of 671 million minutes of use carried over our networks in France in 2000. During the year ended December 31, 2000, revenues from our IDC in Paris, our web hosting and other Internet-related services generated 10% of our revenues in France.

    In Germany, we had revenues of approximately E2.9 million for the year ended December 31, 2000, compared to no revenues for the year ended December 31, 1999. These revenues represented 9% of our revenues for the year ended December 31, 2000. The increase in revenues in Germany resulted from the fact that the traffic on our MANs in Germany did not begin until November 1999. As of December 31, 2000, we had over 109 signed customers in Germany and carried over 44 million minutes of use in Germany. Additionally, revenues from our IDCs in Berlin and Munich, our web hosting and other Internet-related services cumulatively generated 10% of our revenues in Germany for the year ended December 31, 2000.

    In the United Kingdom, we had revenues of approximately E5.6 million for the year ended December 31, 2000, compared to approximately E1.0 million for the year ended December 31, 1999. Revenues derived from our IDC in London, our web hosting and other Internet-related services, represented 64% of revenues in the United Kingdom for the year ended December 31, 2000. We also derived
E2.0 million from miscellaneous dial-up services in the United Kingdom during 2000, which represented 36% of our revenues in the United Kingdom.

OPERATING EXPENSES

    NETWORK COSTS

    Our network costs for the year ended December 31, 2000 increased to approximately E33.0 million from E2.3 million for the previous year. This increase resulted primarily from the continued deployment of our networks in France and Germany and the associated costs of establishing interconnection and leasing arrangements. The increase also resulted from increased customer traffic, which resulted in higher interconnection payments to the incumbent telecommunications operators.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    For the year ended December 31, 2000, selling, general and administrative expenses totaled approximately E79.6 million, compared to approximately
E30.3 million for the year ended December 31, 1999. This increase primarily resulted from the rapid growth in the number of personnel, the expenses related to wages and salaries and our heavy reliance throughout the year on external consultants for management information system implementation. The increase also resulted from administrative and start-up costs associated with the launches of our IDC facilities.

    ALLOCATED COSTS FROM AFFILIATE

    For the year ended December 31, 2000, we recorded approximately
E12.1 million of costs allocated from affiliates, compared with approximately E6.2 million for the year ended December 31, 1999. This increase was primarily a result of increased personnel, legal and accounting costs allocated from CableTel Management, Inc.

    NON-CASH COMPENSATION CHARGES

    We incurred amortization of stock-based compensation expense of approximately E7.0 million under our fixed stock option plan for the year ended December 31, 2000. This amount was based on deferred compensation at the date of grant totaling approximately E25.1 million.

    We incurred additional stock-based compensation expense of approximately E41.9 million upon completion of our initial public offering in March 2000 due to the resulting vesting of certain CompleTel LLC performance vesting common units held by certain of our employees in connection with a qualified public offering. This compensation expense was based on the IPO price of E17.50 per share. In addition, based upon our value as indicated in the IPO, we recorded compensation expense and deferred compensation at the IPO date, of approximately E24.0 million and E74.9 million, respectively, for performance vesting units that would not have vested as a result of the IPO but which may vest upon a qualified sale by Madison Dearborn Partners or in May 2005 based on a deemed vesting date. For the year ended December 31, 2000, we reduced previously recorded compensation expense by approximately E17.9 million and deferred compensation by approximately E63.8 million, based on the closing price per share on December 31, 2000. The non-cash compensation charges are attributable to employees whose salary and benefits are otherwise classified within selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased to approximately E22.0 million for the year ended December 31, 2000, from approximately E4.3 million for the previous year. The majority of this increase resulted from the build-out of our MANs throughout France and Germany. We started recording network depreciation during the quarter ended June 30, 1999 when we initiated network services.

OTHER INCOME AND EXPENSE

    We recorded interest income of approximately E22.4 million during the year ended December 31, 2000. For the year ended December 31, 1999, interest income totaled approximately E2.4 million. The increase is the result of the investment of our IPO proceeds and proceeds from our senior notes due 2010.

    We incurred interest expense, net of approximately E10.1 million of capitalized interest, of approximately E29.0 million during the year ended December 31, 2000. For the year ended December 31, 1999, interest expense totaled approximately E7.9 million, net of capitalized interest of approximately E1.3 million. The interest expense recorded reflects interest on our senior notes due 2010, the accretion of our senior discount notes due 2009 and the amortization of deferred financing costs.

FOREIGN EXCHANGE LOSS AND OTHER EXPENSE

    For the year ended December 31, 2000, we recorded an E11.4 million foreign exchange loss related to our investment in U.S. treasury bills we were required to invest in, pending receipt of an exemption from regulations under the Investment Company Act of 1940, and recorded an unrealized foreign exchange loss of E5.0 million related to our U.S. dollar-denominated senior discount notes.

NET LOSS

    Our net loss for the year ended December 31, 2000 was E200.5 million, compared to a net loss of approximately E49.8 million for the prior year. This increase resulted primarily from total non-cash compensation charges of approximately E60.6 million, in addition to the general increases in the operating expenses as described above.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE PERIOD COMMENCING JANUARY 8, 1998 AND ENDED DECEMBER 31, 1998

REVENUES

    We generated our first revenues in the quarter ended June 30, 1999. For the year ended December 31, 1999, revenues totaled approximately E2.9 million.

    NETWORK COSTS

    Network costs for the year ended December 31, 1999 totaled approximately E2.3 million. We did not incur network costs in the similar 1998 period.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    For the year ended December 31, 1999, selling, general and administrative expenses totaled approximately E30.3 million compared to E3.8 million for the comparable period in 1998. This increase was primarily due to the rapid growth of personnel costs since commencement of operations. The number of employees increased from 36 as of December 31, 1998 to 374 as of December 31, 1999.

    ALLOCATED COSTS FROM AFFILIATE

    For the year ended December 31, 1999, and the period from commencement of operations to December 31, 1998, we recorded approximately E6.2 million and approximately E2.6 million, respectively, of allocated costs from affiliate.

    DEPRECIATION AND AMORTIZATION

    For the year ended December 31, 1999, we recorded depreciation and amortization expense of approximately E4.3 million, compared to approximately E0.1 for the similar period in 1998. This increase is due to increases in network and non-network related property and equipment. We started recording network depreciation during the quarter ended June 30, 1999 when we initiated network services.

OTHER INCOME AND EXPENSE

    We incurred interest expense, net of approximately E1.3 million of capitalized interest, of approximately E7.9 million during the year ended December 31, 1999. The interest expense recorded reflects the accretion of our existing notes and the amortization of deferred financing costs. We capitalized a portion of our interest costs as part of the construction cost of our networks, in accordance with SFAS 34. Interest income for the same period was approximately E2.4 million, which resulted from the investment of the proceeds from the senior discount notes due 2009 and the investment of the available cash from equity contributions. We did not recognize any significant amounts of interest expense or interest income during 1998.

NET LOSS

    Our consolidated net loss during the year ended December 31, 1999 and the period from commencement of operations (January 8, 1998) to December 31, 1998 was approximately E49.8 million and approximately E6.5 million, respectively. The increase was primarily the result of substantial start-up costs of the operating subsidiaries, primarily our French subsidiary.

STATEMENTS OF CASH FLOWS

    We had cash and cash equivalents of approximately E361.7 million as of December 31, 2000, an increase of E304.6 million from approximately
E57.1 million as of December 31, 1999. As of December 31, 1998, we had cash and cash equivalents of approximately E1.5 million. Additionally, we had approximately E69.7 million of restricted investments placed in escrow for debt service as of December 31, 2000.

    Details of the change in cash and cash equivalents since inception are set forth in the table below.

                                                                        COMMENCEMENT
                                                                        OF OPERATIONS
                                                                         (JANUARY 8,
                                          YEAR ENDED DECEMBER 31,         1998) TO
                                       ------------------------------   DECEMBER 31,
                                            2000            1999            1998
                                       --------------   -------------   -------------
                                                    (EURO, IN THOUSANDS)
Cash flows from operating
  activities.........................      E (96,890)      E (39,591)        E 4,794
Cash flows from investing
  activities.........................       (274,192)        (69,630)         (3,742)
Cash flows from financing
  activities.........................        678,762         155,610             556
Effect of exchange rates on cash.....         (3,097)          9,254            (136)
                                       --------------   -------------   ------------
Net increase in cash and cash
  equivalents........................        304,583          55,643           1,472
Cash and cash equivalents at
  beginning of period................         57,115           1,472              --
                                       --------------   -------------   ------------
Cash and cash equivalents at end of
  period.............................      E 361,698        E 57,115         E 1,472
                                       ==============   =============   ============

CASH FLOWS FROM OPERATING ACTIVITIES

    During the year ended December 31, 2000, we used approximately
E96.9 million in operating activities, a E57.3 million increase from the approximately E39.6 million used in operating activities for the prior year. This increase was primarily related to the substantial organization and start-up costs we continued to incur in the development of our networks during 2000. Our development efforts increased significantly during the year 2000.

    During the year ended December 31, 1999, we used approximately
E39.6 million in operating activities compared to approximately E4.8 million generated from operating activities during 1998. This change was primarily related to the substantial organization and start-up costs incurred during the development of our networks. Our development efforts increased significantly in the fourth quarter of 1998 and during 1999 upon our receipt of services licenses in France and Germany.

CASH FLOWS FROM INVESTING ACTIVITIES

    Our cash flow from investing activities was approximately E274.2 million for the year ended December 31, 2000, compared to a use of approximately
E69.6 million for the prior year. The increase was primarily due to investment of the proceeds from our IPO during the first quarter of 2000 in property and equipment and the purchase of approximately E69.7 million of securities that are currently pledged as security for the senior notes due 2010 (see Liquidity and Capital Resources below).

    Our cash flow from investing activities was approximately E69.6 million for the year ended December 31, 1999, compared to a use of approximately
E3.7 million for the similar period in 1998. The increase was due to increased capital expenditures primarily related to our network development and purchases of office facilities and equipment. Additionally, during the year ended December 31, 1999, we used E1.9 million and E0.4 million in cash to acquire all the outstanding capital stock of Acces et Solutions Internet S.A.R.L. and Web International Networks Limited, now iPcenta, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

    We had approximately E678.7 million of cash flows from financing activities during the year ended December 31, 2000, compared to E155.6 million for the year ended December 31, 1999. The increase was due to the net proceeds from our IPO and our senior notes due 2010, less approximately E14.9 million used to repurchase a portion of our outstanding senior discount notes due 2009. Cash flows from financing activities during 1999 resulted from proceeds from our senior discount note offering and equity contributions from CompleTel LLC.

    We had approximately E155.6 million of cash flows from financing activities during the year ended December 31, 1999, compared to E0.6 million during 1998. The increase resulted in part from increased cash contributions from CompleTel LLC, which totaled approximately E96.5 million for the year ended December 31, 1999, compared to approximately E1.3 million during 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The telecommunications business is capital intensive. We have needed and will continue to need large amounts of capital to fund capital expenditures, working capital, debt service and operating losses. As of December 31, 2000, we had E389.7 million of cash and restricted short-term investments, and E41.7 million of restricted long-term investments in escrow for debt service (see below).

    Since January 1998, CompleTel LLC has received E114.3 million in private equity contributions, of which E63.0 million was contributed to our French operating subsidiary, E42.3 million was contributed to our German operating subsidiary, E2.3 million was contributed to us, and the remainder was retained by CompleTel LLC for start up expenditures on our behalf.

    In February 1999, we and CompleTel Holdings LLC completed a units offering consisting of 14% senior discount notes due 2009 and class B interests in CompleTel Holdings LLC resulting in gross proceeds in respect of the units of approximately E67.1 million, of which E63.1 million was allocated to the 14% senior discount notes due 2009, which represents a substantial discount from the E131.9 million aggregate stated principal amount at maturity of the notes. The remaining E4.0 million was allocated to the class B interests of CompleTel Holdings LLC. Cash interest will not accrue on the 14% senior discount notes due 2009 prior to February 15, 2004. Commencing February 15, 2004, cash interest on the notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. The notes mature on February 16, 2009. In April 2000, E27.6 million principal amount at maturity were repurchased for E14.9 million.

    In January 2000, we executed a E265 million senior secured credit facility with Goldman Sachs International and BNP Paribas as co-arrangers of the facility. Under the facility, the funds were to be available to certain of our subsidiaries in two tranches including a euro term facility which was available until December 31, 2000, in the aggregate amount of E105 million, and a euro revolving loan facility available until December 31, 2002, in the aggregate amount of E160 million. The E160 million tranche was to become available after May 31, 2000, if the euro term facility was fully drawn and other conditions were satisfied. Following December 31, 2002, up to E141 million of the outstanding advances under the euro revolving loan facility were first to be converted into a term loan, and any other outstanding advances were to become part of a E19 million working capital facility. In April 2000, we entered into a suspension agreement with the lenders whereby we agreed not to borrow funds under the credit facility in exchange for their agreement to suspend the application of substantially all the representations, covenants and events of default. In January 2001, we extended the suspension agreement until April 11, 2001. We currently are seeking a further extension of the suspension of the credit facility until June 30, 2001. However, we are exploring all our funding options, and there is no assurance that we will seek or obtain additional credit now or in the future. During the period the suspension agreement is in effect, the facility is, nevertheless, guaranteed by our subsidiaries and is secured by, among other things, pledges of the stock of substantially all our subsidiaries, as well as a number of our present and future material assets and revenues.

    In March 2000, we completed an initial public offering of ordinary shares. We issued 31,280,000 ordinary shares in exchange for gross proceeds of approximately E547.4 million, based on the euro public offering price of E17.50 per share. A portion of the IPO shares, 8,343,931, were offered in the United States at a public offering price of U.S.$17.09 per share. After giving effect to the translation of

U.S. dollars received for shares offered in the United States, gross proceeds translated into euro totaled approximately E551.4 million. We are using the proceeds: to develop further fiber optic networks in our target markets in France and Germany; to fund the build-out of our IDCs and the expansion of our Internet-related services; to develop complementary local access systems; to fund net operating losses and for general corporate purposes.

    In April 2000, we completed an offering of an aggregate E200 million 14% senior notes due 2010. A portion of the proceeds were used to repurchase U.S.$27.0 million (E27.6 million) principal amount at maturity of our existing 14% senior discount notes due 2009. We lent approximately E78.0 million of the net proceeds to a wholly-owned subsidiary which used the funds to invest in a portfolio of securities which is pledged as security for the 14% senior notes due 2010. We are using the proceeds of these pledged securities to make the first six interest payments on the 14% senior notes due 2010.

CAPITAL EXPENDITURES

    For the year ended December 31, 2000, we made capital expenditures of approximately E230.2 million for property, equipment and acquisitions of licenses necessary to deploy networks in our initial markets.

    During the year ended December 31, 1999 and the period from commencement of operations (January 8, 1998) through December 31, 1998, we made capital expenditures of approximately E97.1 million and approximately E3.7 million, respectively, for property and equipment necessary to deploy networks in our initial markets.

    We currently estimate that we will make aggregate capital expenditures of approximately E140 to E160 million for the year ended December 31, 2001. We intend to make these expenditures primarily in connection with:

    - the build-out of our MANS and the expansion of our operations and service offerings in the major cities we already serve to cover additional business parks and areas of business concentration;

    - the launch of one additional network in Nantes, France; and

    - the establishment of IDCs in France and in Germany during 2001 and the expansion of our Internet-related service offering at the five IDCs we established during 2000.

    We believe we are fully funded to meet these operational objectives.

    The actual amount and timing of our future capital requirements may differ materially from our current estimates, and additional financing may be required in the event of departures from our business plans and projections, including those caused by unforeseen delays, cost overruns, engineering design changes, demand for our services that varies from our expectations, adverse regulatory, technological or competitive developments, difficulties, or delays in obtaining necessary rights-of-way. We may also require additional capital, or require financing sooner than anticipated, if we alter the schedule or target markets of our roll-out plan in response to regulatory, technological or competitive developments (including additional market developments and new opportunities within and outside of our target markets). We intend to evaluate potential joint ventures, strategic alliances, and acquisition opportunities on an ongoing basis as they arise, and we may require additional financing if we elect to pursue any such opportunities. We also may be required to seek additional financing if we elect to provide complementary telecommunications services or deploy networks in additional markets. Sources of additional financing may include commercial bank borrowings, vendor financing and/or the private or public sale of debt securities. We also may engage in private or public equity offerings of our ordinary shares. We believe that such additional sources of funding will become available as we need them. There can be no assurance, however, that these sources will be available when we need them. See "Risk Factors--We may need additional capital to enable our business to grow as planned, and the failure to secure additional financing, if needed, could restrict our growth and profitability."

NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133"
("SFAS 137") which delayed the effective date of SFAS 133 until all fiscal quarters of fiscal years beginning after June 15, 2000. Through December 31, 2000, the Company had not entered into any transactions involving derivative financial instruments and, accordingly, no impact is anticipated at this time.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, ``Revenue Recognition in Financial Statements" (``SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We adopted
SAB 101 in the fourth quarter of 2000 and applied the impact retroactively to January 1, 2000. Our statements of operations reflect the application of SAB 101, which resulted in the deferral of approximately E2.1 million of installation revenues into future periods. We have included the cumulative effect of change in accounting principle in our consolidated statement of operations for the impact related to periods prior to January 2000.

EURO CONVERSION

    Effective January 1, 1999, the euro became the single legal currency of the 11 participating European Union member states, including The Netherlands, France and Germany and the conversion rates of the currencies of the participating member states were irrevocably fixed against the euro as of that date. Effective January 1, 1999, the French franc, the German mark and the Netherlands guilder ceased to be the legal currency. From January 1, 1999 until December 21, 2001, the French franc, the German mark and the Netherlands guilder will continue to be denominations of the euro and, as such, will be legal tender. The status of the French franc, the German mark and the Netherlands guilder as denominations of the euro will continue until, at the latest, June 30, 2002. On that date (or, if these countries so determine, on some earlier date after January 1, 2002), French francs, German marks and Netherlands guilders will be withdrawn from circulation and will cease to be legal tender.

    Euro notes and coins are not expected to be issued before January 1, 2002. Prior to that date, cash payments will continue to be made in the local currencies. From January 1, 2002 until the local currencies are withdrawn and cease to be legal tender, cash payments may be made by means of euro notes and coins or by way of French francs, German marks and Netherlands guilders as appropriate. As of January 1, 1999, any obligation to pay an amount in the local currencies by credit to a local bank account may, at the payer's option, be discharged either in the local currency or in euro. With effect from January 1, 2002, all amounts denominated in French francs, German marks or Netherlands guilders, to be paid other than by way of cash must be paid in euro.

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

    We will be dependent on banks, customers and other providers to complete business transactions and we will be exposed to problems inherent in these third-party systems. During the transition period, to the extent we are supplying local and national service, we may continue billings and collections in the legal currency to avoid euro conversion problems. However, to the extent we have international transactions, we will be exposed to euro-related risks.

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

RISK FACTORS

WE HAVE EXPERIENCED SUBSTANTIAL OPERATING LOSSES TO DATE, AND WE DO NOT KNOW IF OR WHEN OUR BUSINESS WILL BECOME A PROFITABLE ENTERPRISE.

    We have experienced substantial operating losses to date, and we expect to continue to experience operating losses and negative earnings for the foreseeable future as we expand our current operations and enter new markets and new lines of business. From the commencement of our operations in January 1998 through December 31, 2000, we have incurred cumulative operating losses of E223.2 million and have cumulative negative EBITDA before non-cash compensation expense and other non-cash charges, including foreign currency exchange rate gains and losses, of E135.5 million.

    Our ability to generate positive cash flow and operating profits in the future will depend on a number of factors including, but not limited to, our ability to:

    - attract and retain new customers with substantial network traffic;

    - construct network infrastructure in a timely, efficient and cost-effective manner;

    - attract and retain experienced, qualified personnel;

    - develop our Internet data centers and Internet-related services;

    - deploy complementary access technologies, should we elect to pursue them;

    - manage effectively intense price competition; and

    - successfully operate our networks and support systems such as billing, provisioning and network management.

    We do not know whether we will be able to address all or any of these factors successfully. Moreover, the prices of communication services have fallen in Europe in recent years, and as competition increases, we expect that prices will continue to decline. We cannot be certain that we will achieve or, once achieved, be able to maintain operating profits or positive cash flows in the future. Accordingly, we do not know if we will ultimately become a profitable enterprise. If we cannot achieve profitability or positive cash flows from operating activities, we may be unable to meet our working capital or future debt service requirements. Even if we become profitable in the markets we already serve, our overall profitability may be negatively impacted as we expand our operations in those markets and enter new ones and fund the additional expenses incurred.

OUR DEBT AGREEMENTS IMPOSE SIGNIFICANT LIMITATIONS ON HOW WE CONDUCT OUR BUSINESS, AND A DEFAULT COULD SIGNIFICANTLY IMPACT OUR ABILITY TO OPERATE OUR BUSINESS.

    Our existing debt agreements impose significant operating and financial restrictions on us. These restrictions may limit, among other things, our ability to:

    - incur additional indebtedness;

    - pay dividends on, redeem or repurchase our ordinary shares or other classes of shares or make payments on subordinated indebtedness;

    - create dividend and other payment restrictions affecting our restricted subsidiaries;

    - make investments and certain other restricted payments;

    - issue and sell shares of restricted subsidiaries;

    - issue guarantees and incur indebtedness by our restricted subsidiaries;

    - engage in transactions with shareholders and affiliates;

    - create liens securing indebtedness;

    - sell assets; and

    - engage in mergers and consolidations.

    If we fail to comply with the covenants and restrictions in our debt agreements, we could trigger defaults under such agreements even if we are able to pay our debt.

    To the extent that our currently suspended E265 million credit facility is successfully renegotiated or that we enter into any future debt agreements, we expect that such debt agreements would contain customary covenants for such indebtedness that would require us to, among other things, achieve and maintain specified minimum financial and operating results and that would contain restrictions similar to those in our existing debt agreements.

WE MAY NEED ADDITIONAL CAPITAL TO ENABLE OUR BUSINESS TO GROW AS PLANNED, AND THE FAILURE TO SECURE ADDITIONAL FINANCING, IF NEEDED, COULD RESTRICT OUR GROWTH AND PROFITABILITY.

    We may need additional capital to implement our current business plan or to enable our business to grow. Our principal capital expenditure requirements involve costs associated with, among other things, the maintenance of our MANs, IDCs, network switches, switch electronics and billing, support and information management systems. We can not guarantee that unforeseen circumstances may not affect the rate at which, or the manner in which, we carry out our business plan. The actual amount and timing of our future capital requirements may differ materially from our estimates, and we may need additional financing if we:

    - experience cost overruns;

    - experience demand and usage rates for our services that are materially different from our expectations;

    - experience adverse regulatory, technological or competitive developments;

    - experience adverse changes in interconnection charges;

    - upgrade our management information, billing and support systems;

    - experience adverse changes in interest or currency exchange rates;

    - experience changes in, or need to upgrade, engineering design and technology; or

    - experience delays in interconnecting with incumbent operators, obtaining rights-of-way and other unforeseen delays.

    These factors may cause actual revenues and costs to vary from our expectations to a material degree, which would affect our future capital requirements.

IF WE FURTHER MODIFY OUR NETWORK DEPLOYMENT AND IDC ROLL-OUT, WE MAY HAVE TO REALLOCATE FUNDS AND, AS A RESULT, REQUIRE ADDITIONAL FINANCING.

    We may elect to modify further our current network deployment and IDC roll-out to accommodate, among other things:

    - evolving competitive and market conditions;

    - unexpected results of operations in our initial target markets;

    - changes or inaccuracies in our research or assumptions;

    - unanticipated increases in project costs;

    - deployment of complementary technologies;

    - regulatory and technological developments;

    - changes in, or discoveries of, market conditions favoring expedited or refocused deployment into other Western European metropolitan markets or the roll-out of our IDCs or new services; or

    - acquisitions to achieve speed to market.

    Any such modification to our current plans may require us to reallocate funds, and, as a result, we may need to obtain additional financing to complete deployment of networks, IDCs, or Internet-related services in our existing markets. If additional financing is not available or is available only on terms not commercially acceptable to us, our ability to implement a modified business plan or to complete deployment in our existing markets could be adversely affected.

IF WE DO NOT EFFECTIVELY MANAGE THE RAPID EXPANSION OF OUR BUSINESS, OUR FINANCIAL CONDITION MAY SUFFER.

    We are rapidly expanding our business, and our operations are becoming more complex. Our rapid expansion and the increased complexity of our business may strain our management, operational, technical, financial, sales and other resources. If we fail to manage our growth effectively, our network deployment plans could be delayed, and we may be unable to capture certain target customers and revenue. Our ability to manage future growth will depend upon many factors, including our ability to:

    - develop, maintain and upgrade sophisticated, integrated operations support and other back-office systems;

    - control costs;

    - comply with regulatory requirements;

    - maintain effective financial and quality controls; and

    - expand and maintain our internal, information management, information and accounting systems.

DEPLOYMENT OF OUR NETWORKS INVOLVES MANY CHALLENGES THAT COULD SLOW OR POSSIBLY STOP OUR GROWTH.

    Deployment of our MANs in accordance with our business plan is important to our success, and if we experience delays in our deployment, our costs could significantly increase and our growth and results of operations could be impaired. Our success will depend, among other things, upon our ability to:

    - design and deploy additional network route kilometers and install facilities;

    - lease necessary facilities; and

    - identify correctly and devote the resources necessary for the development of a sufficient customer base.

    Our success also will depend on our ability to complete these tasks in a timely manner, at anticipated costs and on acceptable terms and conditions. The successful implementation of our business plan is subject to a variety of risks, including:

    - attracting and retaining additional skilled, qualified personnel, including sales and marketing personnel;

    - operating and technical problems;

    - adverse changes in the regulatory environment in our markets;

    - obtaining necessary rights-of-way, licenses and permits;

    - delays by the incumbent operators in delivering interconnection capacity for our increased traffic volume on our network;

    - delays in the full implementation or modification of the European Union Directives regarding telecommunications liberalization; and

    - increased competition and pricing pressures in each of our markets.

    We may encounter difficulties in obtaining sufficient interconnection capacity from incumbent operators, rights-of-way and building permits while we deploy our networks, and we may face construction delays caused by other factors outside of our control. We may also encounter difficulties presented by the existence of differing technical standards between the countries in which we deploy networks. As a result, there can be no assurance that we will be able to deploy the additional route kilometers included in our planned and existing networks in accordance with our business plan at our anticipated costs.

A FEW CUSTOMERS REPRESENT A SIGNIFICANT PORTION OF OUR REVENUES. IF WE WERE TO LOSE ANY OF THESE CUSTOMERS, OUR REVENUES COULD DECREASE SIGNIFICANTLY.

    Our four largest customers in France and Germany generated approximately 37% of our revenues for the year ended December 31, 2000. These customers include Liberty Surf, which generated slightly over 10% of our overall revenues for the year. There can be no assurance that we will be able to retain these customers or other large customers. The loss, or a decrease, of business from one or more of these customers might result in our revenues decreasing proportionately.

OUR LIMITED OPERATING HISTORY MAY NOT BE A RELIABLE BASIS FOR EVALUATING OUR PROSPECTS.

    We commenced operations in January 1998 and only began commercial operations in the second quarter of 1999. As a result, you have limited historical operating and financial information on which to base a prediction on whether we will be able to achieve our business objectives. We had only E34.4 million of cumulative revenues as of December 31, 2000, after giving effect to US GAAP
SAB 101. As of the end of 2000, several of our MANs and IDCs were still under construction.

WE DEPEND ON EFFECTIVE BILLING, CUSTOMER SERVICE AND INFORMATION SYSTEMS, AND WE MAY HAVE DIFFICULTIES IN EXPANDING THESE SYSTEMS.

    We have implemented an integrated management information and billing system to coordinate our key business processes. Our operations and potential for growth depend on sophisticated back-office information and processing systems. We rely on these systems to monitor costs, invoice customers, initiate, implement and track customer orders and achieve operating efficiencies. If our information systems are not effective or experience failures, our growth could be delayed and our collection of revenues adversely affected. Errors in or problems with our customer care system could affect our ability to respond quickly and effectively to our customers and, therefore, the quality of our service. The customer care and billing systems we use may require additional enhancements in the future, particularly as traffic volume increases on our network and as our IDC business expands. We may encounter difficulties in enhancing, or integrating new technology into, our systems in a timely and cost-effective manner. We cannot assure you that our management information and billing systems will operate effectively and seamlessly, or will perform as expected or that we will be able to upgrade successfully and maintain our management information systems. Any extended difficulties could impair our ability to operate efficiently and to provide adequate customer service.

WE RELY ON THIRD PARTY EQUIPMENT AND SERVICE SUPPLIERS, AND A DELAY IN OBTAINING OR INABILITY TO OBTAIN NECESSARY EQUIPMENT AND SUPPORT SERVICES COULD DELAY OR IMPAIR THE CONSTRUCTION OF OUR NETWORKS AND THE ROLL-OUT OF OUR IDCS.

    If we cannot obtain the equipment needed for our planned networks and services, or delivery of the equipment is delayed, or the price of the equipment increases, the deployment of our networks and the roll-out of our IDCs could be disrupted or our costs could increase. We depend upon Nortel Networks, Siemens AG, Cisco Systems Inc., Ciena Corporation and other third party suppliers to provide switching equipment, wireline and wireless transmission facilities, and Lucent Technologies for billing and other information management and operations support systems, and to design, build and install our networks and provide maintenance and repair services. Establishing a compatible and seamless transmission system using equipment from different suppliers is a key element of our network design and should ensure backup for these core components of our system. Failure by these or our other third-party suppliers to provide equipment and services necessary for our operations on a timely basis could have a material adverse effect on our network operations, customer relations and results of operations and financial condition.

WE FACE SIGNIFICANT COMPETITION IN THE MARKETS WE CURRENTLY SERVE AND CANNOT PREDICT HOW THE COMPETITIVE ENVIRONMENT IN OUR EXISTING AND NEW MARKETS WILL DEVELOP OR WHETHER WE WILL BE ABLE TO COMPETE SUCCESSFULLY.

    We are deploying our MANs in recently liberalized markets and are operating in an evolving and increasingly competitive industry. In order to achieve profitability, we must compete effectively against a large and potentially growing number of new market entrants and existing telecommunications providers. We expect to compete with incumbent public telecommunications operators, other existing telecommunications providers and new entrants to our markets, including cable communications companies, wireless local loop communications companies, DSL operators, electric and other utilities with rights-of-way or existing cabling that can be used for telecommunications, railways, microwave carriers, telecommunications resellers and large end-users that have private networks. We also believe that the ongoing liberalization of our markets may attract other facilities-based operators to enter the markets we serve and intensify competition.

    The telecommunications markets in France and Germany historically have been dominated by France Telecom and Deutsche Telekom, respectively. These companies have significant competitive advantages over us including:

    - greater financial resources, market presence and network coverage;

    - brand name recognition and customer loyalty;

    - control over national and international transmission lines and over access to these lines by other participants; and

    - established relationships with local and national regulatory authorities.

We also are dependent upon these incumbent public operators, as well as other alternative service providers, for interconnection of our networks to the incumbent infrastructures; and delays in their delivering sufficient interconnection capacity as traffic increases on our network could adversely impact our growth.

    Other facilities-based operators and resellers in our markets may also have some of the same competitive advantages over us, especially with respect to financial resources, market presence and network coverage. As competition develops, we believe prices will continue to decline. We will need to maintain an acceptable cost structure, provide higher value services and generate increasing amounts of telecommunications and data traffic. We cannot assure you that we will be able to compete effectively.

    In addition, we recently entered the Internet-related services and data center markets, in which we face existing significant competition. Our competitors for Internet-related services include well-funded, well-established providers that have an established customer base and name recognition as well as other competitive local exchange operators and alternative service providers. We believe that if the quality of the service is consistently high, hosting services and data center customers will typically renew their contracts, because it is costly and technically burdensome to switch providers. Additionally, while we believe that there has been and continues to be strong demand for data centers in the European market, in addition to the established providers, there may be numerous new entrants that may compete with us in specific markets. We cannot assure you that we will be able to secure sufficient market share and effectively compete in this market.

OUR FUTURE GROWTH AND SUCCESS LARGELY DEPENDS ON OUR ABILITY TO ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED, QUALIFIED AND EXPERIENCED MANAGERIAL, SALES, MARKETING, OPERATING, ENGINEERING AND TECHNICAL PERSONNEL.

    The loss of key personnel, or our inability to recruit qualified personnel could materially adversely affect our business. We are managed by a small number of key executive officers and employees with extensive experience in the telecommunications industry and unique management abilities and technical knowledge. We have secured key person life insurance for three executive officers, but insurance alone will not avoid the impact of the loss of any of those employees. We also believe that our future growth and success largely depends on our ability to attract and retain skilled, qualified and experienced managerial, sales, marketing, operating, engineering and technical personnel. Competition for qualified personnel in the telecommunications industry in Europe is intense. Consequently, we cannot assure you that we will be able to hire or retain necessary personnel in the future.

IF WE DO NOT CONTINUALLY ADAPT TO TECHNOLOGICAL CHANGE, WE COULD LOSE CUSTOMERS AND MARKET SHARE.

    We could lose customers and market share if we fail to timely obtain and effectively deploy new technology. The telecommunications industry is subject to rapid and significant changes in technology, and we rely to a large extent on outside vendors for the development of and access to new technology. The effect of technological changes on our business cannot be predicted. We believe our future success will depend, in part, on our ability to anticipate or adapt to such changes and to offer, on a timely basis, products and services based on new technologies that meet customer demands. We cannot assure you that we will anticipate accurately or in a timely fashion the demand for new technology or obtain access to new technology on satisfactory terms or that these new technologies will not cause us to reduce the prices for our products and services which may consequently reduce the revenues we generate.

WE MAY NOT BE ABLE TO OBTAIN AND MAINTAIN LICENSES, PERMITS, RIGHTS-OF-WAY AND LEASED CAPACITY TO BUILD AND OPERATE OUR BUSINESS SUCCESSFULLY.

    We must obtain licenses and permits, as well as rights-of-way or other agreements, to use underground conduit, use aerial pole space and building roof access from various parties, including our competitors, governments and private parties in order to build, expand and operate our local networks. In addition, in some of our target markets, we may need to lease local trunking capacity or wireless transmission systems in order to achieve rapid network deployment and maximize speed to market. If we cannot complete those arrangements on favorable terms in any of our target markets, we may not be able to implement our business plan and planned network buildout of that market on acceptable terms.

IF WE ACQUIRE OR INVEST IN OTHER COMPANIES, WE WILL FACE RISKS INHERENT TO SUCH TRANSACTIONS.

    As part of our business strategy, we may pursue mergers with, investments in, acquisitions of or strategic alliances or partnering arrangements with, other companies. Although we have not engaged in any significant transactions of this kind since our initial public offering in March 2000, these types of transactions in the future will involve risks, including:

    - difficulties in identifying and assessing the value of mergers and acquisitions and other investment opportunities;

    - the availability of additional capital to fund the acquisitions;

    - diversion of resources and management's attention from other business concerns;

    - difficulties in integrating the acquired technology and operations into our business;

    - difficulties in retaining key employees from the acquired company;

    - assumption of significant known and unknown liabilities of the acquired company;

    - overpaying for the acquired company as a result of competition with other potential buyers; and

    - the incurrence of significant transaction costs, including fees paid to outside advisors and experts.

    We cannot predict the timing, size or success of any future acquisitions, investments, or alliances, the associated capital requirements, or whether we will be able to integrate any acquired businesses or assets successfully, or retain key personnel. In addition, we may not be able to complete desirable acquisitions, investments, strategic alliances or joint ventures in a timely manner or on terms we find acceptable.

DEVELOPMENT OF OUR INTERNET DATA CENTERS INVOLVES ADDITIONAL CHALLENGES THAT COULD SLOW OR POSSIBLY STOP OUR GROWTH.

    We currently are building out our IDCs and offering Internet-related services and deploying a proprietary international data network linking our IDCs in France, Germany and the United Kingdom. The success of this strategy will depend upon our ability to:

    - compete successfully for qualified personnel;

    - build technologically advanced facilities;

    - brand and market our Internet-related services successfully;

    - manage effectively the evolving regulation of the Internet and data and information privacy and security concerns; and

    - implement successfully and maintain integral information management and back-office support systems for these services.

EUROPEAN USE OF THE INTERNET, ELECTRONIC COMMERCE, DATA TRANSMISSION SERVICES, MULTIMEDIA AND OTHER BANDWIDTH INTENSIVE APPLICATIONS MAY NOT INCREASE AS WE EXPECT.

    Our business plan assumes that the European use of the Internet, electronic commerce, data transmission services, multimedia and other bandwidth-intensive applications will increase substantially in the next few years. If the use of data transmission services, multimedia and bandwidth-intensive applications in Europe does not increase as we anticipate, demand for our IDCs and many of our value-added products and services, including managed bandwidth services, Internet protocol transit services and data and web hosting services, could be lower than we currently anticipate. Reduced demand for our services may have a negative effect on our pricing structure and our financial condition.

OUR NEED TO COMPLY WITH EXTENSIVE AND CHANGING GOVERNMENT REGULATION AND LICENSING REQUIREMENTS COULD INCREASE OUR COSTS AND SLOW OUR GROWTH.

    The telecommunications industry is subject to a significant degree of regulation in the European Union and in particular in France, Germany and the United Kingdom. We need telecommunications licenses and other equivalent authorizations to operate in each of these countries. Our license in France is for a term of 15 years; our license in Germany is unlimited, and our license in the United Kingdom is for 25 years. We cannot assure you that we will be successful in maintaining or renewing licenses and other authorizations required for services we provide or plan to provide. We must keep our existing licenses and other authorizations in force in order to continue providing services. Moreover, we must keep our licenses in our existing markets in force or we will be in default under our respective indentures governing the 14% senior discount notes due 2009 and the 14% senior notes due 2010, and we risk sanctions from the government authorities that grant our licenses. We must comply with current and future French, German, United Kingdom and European Union regulations and technical standards regarding interconnection, privacy, neutrality, non-discrimination, security, environmental protection, limitations on ownership and public service in order to maintain our licenses and other authorizations and conduct our business.

THE LIBERALIZATION OF THE VARIOUS MARKETS IN WHICH WE PLAN TO OPERATE MAY NOT OCCUR ON A TIMELY BASIS.

    Under European Union directives, each individual member state must pass domestic laws to implement the European Union directives, but has significant latitude to do so according to its own national policies. The European states in which we currently operate have had a legal obligation to liberalize their markets in accordance with these directives since January 1, 1998. Following the outcome of the 1999 Communications Review on July 12, 2000, the EU Commission proposed a package of legislative reforms intended to consolidate, simplify and update the existing regulatory framework. These proposals include a new framework directive for electronic communications networks and services, four specific directives covering the authorization of network operators and service providers, access and interconnection, universal service and users' rights, data protection and privacy as well as a regulation on unbundled access to the local loop. The directives are expected to take effect in 2002, and the regulation regarding unbundled access to the local loop entered into force on January 2, 2001. In July 2000, the EU Commission also proposed a draft Competition Directive aiming to replace by a single text all existing "liberalization" directives in the telecommunications sector. The draft has been submitted to public consultation. As it develops, EU legislation will continue to have a significant effect on our markets, including future developments relating to the convergence of Internet, media and information technology.

WE MAY BE LIABLE FOR INFORMATION DISSEMINATED THROUGH OUR NETWORK.

    The law relating to the regulation and liability of Internet service providers in relation to information carried or disseminated is still developing. The European Union has enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel and taxation, apply to the Internet.

    Decisions, laws, regulations and other activities regarding regulation and content liability may adversely affect the development and profitability of companies offering Internet access services, including us.

    The European Union has adopted a directive on certain legal aspects of electronic commerce, which requires member states to make certain changes to national laws until January 17, 2002. The directive applies to us and other service providers established in the EU and aims to establish a consistent legal framework for electronic commerce within the EU.

    The imposition of potential liability upon Internet and web hosting service providers for material carried on or disseminated through their systems could require us to implement measures to reduce our liability exposure. Such measures may require that we spend substantial resources or discontinue some product or service offerings. Any of these actions could have a material adverse effect on our business, operating results and financial condition.

WE HAVE RECEIVED A TEMPORARY EXEMPTION FROM THE U.S. SECURITIES AND EXCHANGE COMMISSION REGARDING OUR STATUS UNDER THE INVESTMENT COMPANY ACT; IF WE ARE SUBJECT TO THE INVESTMENT COMPANY ACT, IT COULD ADVERSELY AFFECT OUR FINANCING ACTIVITIES AND FINANCIAL RESULTS.

    Companies that are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities are subject to regulation under the U.S. Investment Company Act of 1940. Similarly, companies that hold more than a certain percentage of their assets in investment securities may also be subject to the Investment Company Act. We believe that we are actively engaged in the telecommunications business and are not an investment company. However, because we currently have substantial liquid assets pending the deployment of our capital in the pursuit of building our business, there has been a risk that we would be considered an investment company and required to register and become subject to regulation under the Investment Company Act.

    Investment Company Act regulation would be detrimental to our business strategy. In order to avoid this result, we applied to the Commission for special exemptive relief from Investment Company Act regulation. On August 28, 2000, we received the exemption declaring that we are not an investment company for a period of one year from the date of the exemption. We cannot assure you, however, that we will be able to maintain this exemption in the future. If our exemption terminates at a time when we continue to have excess liquid assets, in order to avoid regulation under the Investment Company Act, we may need to restructure our short-term investments. Currently, we invest in short-term fixed income instruments denominated in euro or other Western European currencies. These investments are designed to preserve principal, maintain liquidity to meet daily cash needs, earn a competitive rate of return and minimize foreign exchange risk. If necessary to avoid Investment Company Act regulation, we would instead be limited to holding a significant amount of cash or U.S. government securities, which have a lesser rate of return than corporate or other non-U.S. government securities and potentially expose us to foreign exchange risk.

FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

    Our operations are not significantly exposed to changes in currency exchange rates, because our revenues, costs, assets and liabilities are, for the most part, denominated in euro. However, the 14% senior discount notes due 2009 expose us to exchange rate fluctuations, because the payment of principal and interest on these notes will be made in dollars, and a substantial portion of our future cash flows used to service these payments will be denominated in euro. While we intend to take steps to minimize exchange rate risks, we find it impractical to protect against all exchange rate risk exposure and, as a result, we will continue to experience foreign currency gains and losses. We cannot assure you that our financial results will not be materially adversely affected by variations in currency exchange rates.

    Our operating subsidiaries attempt to match costs, revenues, borrowings and repayments in their local currencies. Nonetheless, they have paid for equipment in currencies other than their own and may continue to do so in the future. Some of our operating subsidiaries also have payables and receivables that are denominated in currencies other than their local functional currencies, which expose them to risk from foreign currency exchange rate fluctuations. Our functional currency was the U.S. dollar through December 31, 1999. Now that our principal economic environment includes France and Germany, which are both members of the European Union, we have adopted the euro as our functional currency effective January 1, 2000.

WE HAVE INCURRED SIGNIFICANT DEBT, WHICH COULD AFFECT OUR OPERATIONS AND LIQUIDITY, PREVENT US FROM FULFILLING OUR OBLIGATIONS AND RESTRICT OUR GROWTH OR PUT US AT A COMPETITIVE DISADVANTAGE.

    We have significant indebtedness. The following table shows our debt and equity levels as of December 31, 2000.

DECEMBER 31, 2000                                                          ACTUAL
-----------------                                             ---------------------------------
Total long-term debt........................................  E                           280.6
Shareholders' equity........................................  E                           416.0
Total long-term debt as a percentage of total
  capitalization............................................                               40.3%

    In addition, our substantial debt may restrict our growth or put us at a competitive disadvantage. For example, our substantial debt could:

    - impair our ability to obtain additional financing for future capital expenditures, acquisitions, investments or our working capital needs, or impair our ability to obtain this financing on favorable terms;

    - reduce the funds otherwise available for our operations and other business opportunities in order to make our principal and interest payments;

    - increase our vulnerability to adverse general economic and industry conditions;

    - limit our flexibility in responding to changes in the business and industry; and

    - place us at a competitive disadvantage compared to our competitors with less debt.

    The indentures governing our 14% senior discount notes due 2009 and our 14% senior notes due 2010 permit us to incur a significant amount of additional indebtedness. We expect to incur additional indebtedness in the future. If we incur additional debt our leverage risks could intensify.

A CHANGE IN CONTROL MAY OCCUR THAT WOULD PERMIT OUR NOTEHOLDERS TO REQUIRE US TO OFFER TO REPURCHASE OUR NOTES; FINANCIAL OR CONTRACTUAL REASONS MAY PROHIBIT A REPURCHASE OF OUR NOTES, AND OUR FAILURE TO REPURCHASE OUR NOTES COULD TRIGGER A DEFAULT UNDER OUR INDENTURES.

    Under the terms of our indentures, we may be required to repurchase all or a portion of our 14% senior discount notes due 2009 and our 14% senior notes due 2010 upon a change of control. However, our ability to repurchase such notes upon a change of control is limited by our ability to obtain adequate funding. Our failure to repurchase the 14% senior discount notes due 2009 and our 14% senior notes due 2010 would be an event of default under the respective indentures governing such notes.

    If we are unable to repurchase such notes upon a change of control, we may not be able to successfully complete the transaction which gave rise to the change in control. Under the terms of our indentures, upon a change of control, we also may be required immediately to repay or refinance the outstanding principal and other amounts, if any, owed by us under any other financing agreements in place at the time. We may not be able to repay or refinance such amounts. In addition, even if we were able to refinance such debt, such financing may be on terms unfavorable to us.

THE PRICE OF OUR SHARES MAY BE VOLATILE.

    Stock markets in the United States and Europe recently have experienced significant price and volume volatility, particularly the market prices of securities of telecommunications services providers, technology and Internet-related companies. The market price of our shares has been and in the future could be subject to significant fluctuations due to a variety of factors, including, among other things, actual or anticipated fluctuations in our operating results and financial performance, perceived overhang in the debt or equity markets for telecommunications companies, problems related to our industry which pressure the stock prices industry-wide, announcements of technological innovations by our existing or future competitors, or changes in financial estimates by securities analysts. From time-to-time, following periods of volatility in the market price of a company's securities, securities class action litigation has been instituted against such a company in the United States. The institution of any such litigation against us could result in substantial costs and a diversion of our management's attention and resources, which could materially adversely affect our business, results of operations and financial condition.

FUTURE SALES OF OUR STOCK MAY ADVERSELY AFFECT OUR STOCK PRICE.

    In the second quarter of 2000, approximately 7.37 million of our ordinary shares that were issued in February 1999 in connection with the offering of our senior discount notes due 2009, were distributed to holders of Class B membership interests in a liquidation distribution by CompleTel Holdings LLC. These shares were not registered under the U.S. federal securities laws and may be subject to certain limitations on resale. In the third quarter of 2000, the lock-up period that applied to the shares held by our founding investors, board members and senior management members expired. Most of the shares subject to the lock-up were held through CompleTel LLC. In the fourth quarter of 2000, CompleTel LLC initiated the distribution of our ordinary shares that were beneficially owned by its members. As of March 1, 2001, approximately
106 million ordinary shares were distributed to CompleTel LLC members. These shares were not registered under the U.S. federal securities laws and may be subject to certain limitations on re-sale. We may file with the Securities and Exchange

Commission a registration statement on Form S-3 which will permit the unrestricted resale of a limited number of these shares held primarily by some of our employees. Sales of substantial amounts of stock in the public markets or the perception that sales may occur could pressure the market price of our stock and make it more difficult for us to sell equity securities in the future at a price that we believe appropriate.

    To the extent that we seek additional equity financing, holders of our ordinary shares currently outstanding may be diluted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT PORTFOLIO AND INTEREST RATE SENSITIVITY

    Our investment policy is limited by the indentures for our outstanding notes. We are restricted to investing in financial instruments with a maturity of one year or less (with certain limited exceptions). We are required to utilize investments that meet high credit quality standards, such as obligations of the U.S. government or any European Economic Community member government or any agency thereof guaranteed by the country, certificates of deposits, money market deposits, and commercial paper with a rating of A-1 or P-1. Under the terms of our E265 million senior secured credit facility, if we were to draw down on the facility we would be required to enter into an interest rate hedging program with respect to 50% of every tranche of E50 million borrowed to mitigate foreign currency exchange rate risk. As we have not drawn down on the credit facility to date, we currently are not subject to this requirement. We have entered into a suspension agreement concerning this facility which is described in Item 7 included in this report.

    Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We are thus exposed to market risk related to changes in market interest rates. To date, we have managed these risks by monitoring market rates and the duration of our investments.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

    Our revenues, costs, assets and liabilities are, for the most part, denominated in euro, which is our functional currency, effective January 1, 2000. Therefore, we are exposed to changes in currency exchange rates due to our U.S. dollar denominated debt and investments. The senior discount notes which we issued in February 1999 expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in dollars, and a substantial portion of our future cash flows used to service these payments will be denominated in euro. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

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

December 31, 1998...........................................  U.S.$1.181(1)
December 31, 1999...........................................  U.S.$1.007
December 31, 2000...........................................  U.S.$0.942

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item 8 is incorporated into Part II of this report by reference to the financial statements listed in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements with our independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SUPERVISORY BOARD AND BOARD OF MANAGEMENT

    Our general affairs and business are managed by our Board of Management and supervised by our Supervisory Board. The Supervisory Board provides advice to the Board of Management and has the authority to decide that certain resolutions of the Board of Management will be subject to Supervisory Board approval. In fulfilling their duties, all members of the Supervisory Board must serve our best interests.

    Our articles of association provide for at least three members to serve on the Supervisory Board. Under Dutch law, members of the Supervisory Board cannot serve as members of our Board of Management, nor may a person serve as a member of the Supervisory Board after the annual general meeting of shareholders during the fiscal year of such person's 72nd birthday.

    The members of the Supervisory Board are appointed by the general meeting of shareholders from a non-binding nomination, drawn up by the Supervisory Board. Resolutions of the general meeting of shareholders can only be adopted validly in a meeting in which at least one-third of the issued capital is represented.

    Decisions of the Supervisory Board generally require the approval of a majority of the votes cast. Members of the Supervisory Board may be suspended or dismissed by the general meeting of shareholders at any time. A resolution of the general meeting of shareholders to suspend or dismiss members of the Supervisory Board not pursuant to a proposal thereto by the Supervisory Board requires a majority of two-thirds of the votes cast, representing more than half of the issued capital. A resolution of the general meeting of shareholders to suspend or dismiss members of the Supervisory Board pursuant to a proposal thereto by the Supervisory Board requires an absolute majority of the votes cast. A suspension may not last longer than three months in total, even after having been extended one or more times. In case no decision on a termination of the suspension or dismissal has been made following such time, the suspension will end.

    Management and policy making for us and our subsidiaries is entrusted to the Board of Management under the supervision of the Supervisory Board. The Board of Management will have no more than three members, and the Supervisory Board will designate a member as Chief Executive Officer and a member as President, although one person could have both designations. The members of the Board of Management shall be appointed by the general meeting of shareholders from a binding nomination, drawn up by the Supervisory Board, of at least two nominees for each vacancy to be filled. If the Supervisory Board fails to make use of its right to draw up a binding nomination or fails to do so in a timely manner, the general meeting of shareholders shall be free to make the appointment. The general meeting of shareholders may at all times override the binding nature of the Supervisory Board's nomination by adopting a resolution to this effect with two-thirds of the votes cast representing more than half of the issued capital.

    The general legal authority to represent us is vested in the Board of Management and in the Chief Executive Officer acting together with one other member of the Board of Management. Certain resolutions by the Board of Management determined from time to time by the Supervisory Board will require the approval of the Supervisory Board.

    The general meeting of shareholders may suspend and dismiss the members of the Board of Management. The Supervisory Board may also suspend the members of the Board of Management. Other than upon a proposal thereto by the Supervisory Board, the general meeting of shareholders may only suspend or dismiss members of the Board of Management with a majority of two-thirds of the votes cast representing more than half of the issued capital. Upon a proposal thereto by the Supervisory Board, the general meeting of shareholders may suspend or dismiss members of the Board of Management with an absolute majority of the votes cast. Even after having been extended, a suspension shall not last for more than three months. If no decision has been reached after that time on the lifting of the suspension or the removal from office, the suspension shall cease to exist. The remuneration and other conditions of employment of each member of the Board of Management will be determined by the Supervisory Board.

    The following tables identify the current members of our Supervisory Board and Board of Management. For purposes of this annual report (1) "directors" includes the individuals who are members of our Supervisory Board, and (2) "executive officers" includes individuals who are officers and members of the Board of Management, and (3) "employees" includes employees of our operating subsidiaries and employees of CableTel Management, Inc., who are seconded to our operating subsidiaries pursuant to certain agreements with CableTel Management, Inc.

    The following tables show the composition of and position held by each member of our Supervisory Board and Board of Management:

SUPERVISORY BOARD

    Our Supervisory Board currently consists of seven members, and, pending shareholder approval, will consist of eight members, including the following persons:

NAME                       AGE                       POSITION(S)
----                     --------   ----------------------------------------------
James E. Dovey.........     57      Supervisory Director and Chairman(1)
James C. Allen.........     54      Supervisory Director
Lawrence F. DeGeorge...     56      Supervisory Director
Paul J. Finnegan.......     48      Supervisory Director
Royce J. Holland.......     52      Supervisory Director
James H. Kirby.........     33      Supervisory Director
James N. Perry, Jr.....     40      Supervisory Director
William H. Pearson.....     45      Supervisory Director and Chairman, effective
                                    May 2001(2)

------------------------

(1) Subject to shareholder approval, effective May 2001, Mr. Dovey will step down as Chairman but will remain a member of the Supervisory Board.

(2) Subject to shareholder approval, effective May 2001, Mr. Pearson will become a Supervisory Director and Chairman of the Supervisory Board and will no longer be President or Chief Executive Officer.

BOARD OF MANAGEMENT

    Our Board of Management currently consists of the following members:

NAME                       AGE                       POSITION(S)
----                     --------   ----------------------------------------------
William H. Pearson.....     45      Managing Director, President and Chief
                                    Executive Officer(1)
Hansjorg Rieder........     59      Managing Director, Managing Director of
                                    CompleTel GmbH
Martin Rushe...........     32      Managing Director, President of CompleTel UK
                                    Limited

------------------------

(1) Subject to shareholder approval, effective May 2001, Mr. Pearson will become Chairman of the Supervisory Board and will step down as President and Chief Executive Officer. Timothy A. Samples will become President and Chief Executive Officer and will be the sole managing director.

OTHER SIGNIFICANT EMPLOYEES

    The following list includes our officers and officers and employees of our subsidiaries and affiliates who are involved in our business affairs and operations.

NAME                       AGE                       POSITION(S)
----                     --------   ----------------------------------------------
David E. Lacey.........     54      Chief Financial Officer
Jerome de Vitry........     40      Chief Operating Officer and President of
                                    CompleTel S.A.S.
Richard N. Clevenger...     55      Chief Technology Officer
John M. Hugo...........     40      Corporate Controller and Chief Accounting
                                    Officer
Anna Lascar............     52      Vice President Legal Affairs and General
                                    Counsel

    JAMES E. DOVEY became a Managing Director in January 2000, resigned that position and was elected to our Supervisory Board as its chairman in March 2000, upon the consummation of the initial public offering of our ordinary shares. Mr. Dovey, one of the co-founders of CompleTel LLC, has over 30 years' experience in the telecommunications industry. He has served as Chief Executive Officer of CompleTel LLC from January 1998 through December 1999 and as chairman of its board since January 2000. In 1987, Mr. Dovey founded United Cable International, a joint venture between United Cable and United Artists, where he served as CEO until 1990 when that company (by then renamed TCI International) merged with the United Kingdom assets of US WEST Inc. to form TeleWest Communications, plc. Mr. Dovey continued to serve as CEO of TeleWest until his return to the U.S. in late 1992. From 1992 to 1994, Mr. Dovey acted as a private consultant on a variety of U.S. and international telecommunications and cable television projects for TCI, US WEST Inc. and other clients. From 1992 to 1995, Mr. Dovey served as Deputy Chairman for the United Kingdom communications company, IVS Cable International, which developed switched voice and data services in areas such as Oxford, Salisbury and Andover until the business was sold in 1995. In 1994, Mr. Dovey co-founded SPD CableTel Management, Inc., where he actively explored various entrepreneurial opportunities in the U.S. for providing converged cable and telephony services prior to co-founding CompleTel LLC in January 1998.

    JAMES C. ALLEN was elected to the Supervisory Board in March 2000, upon the consummation of the initial public offering of our ordinary shares. He also has served as a Director of CompleTel LLC since December 1998. From March 1993 to January 1998, Mr. Allen was the CEO and Vice-Chairman of Brooks Fiber Properties, Inc. Since June 1998, Mr. Allen has acted as an investment director and member of Meritage Investment Partners LLC, a Denver-based private equity firm that invests exclusively in telecommunication companies. Mr. Allen also currently serves on the boards of directors of WorldCom Inc., a publicly traded U.S. international telecommunications company, and was a director of Verio Inc. and Open Access Broadband Networks, Inc., a privately held company. Mr. Allen also serves on the board of directors of David Lipscomb University in Nashville, Tennessee.

    LAWRENCE F. DEGEORGE was elected as a Managing Director in January 2000 and resigned that position and was elected to the Supervisory Board in March 2000, upon the consummation of the initial public offering of our ordinary shares. He also has served as a Director of CompleTel LLC since January 1998. Mr. DeGeorge is a private investor who has managed and participated in a number of principal equity investments in technology and communications companies, including, since December 1995, as President and Chief Executive Officer of LPL Investment Group, Inc., LPL Management Group, Inc. and DeGeorge Holdings Ltd. From June 1987 to January 1991, Mr. DeGeorge held various positions with Amphenol Corporation, including serving as President from May 1989 to January 1991, as Executive Vice President and Chief Financial Officer from June 1987 to May 1989 and as a director from June 1987 until January 1991. Mr. DeGeorge also currently serves as a director of Advanced Display Technologies, which is a publicly traded company, and several private companies, including GigaRed LLC, iplan networks, HomeSource Capital Mortgage LLC and Cervalis LLC.

    PAUL J. FINNEGAN was elected as a Managing Director in January 2000 and resigned that position and was elected to the Supervisory Board in March 2000, upon the consummation of the initial public offering of our ordinary shares. He also has served as a Director of CompleTel LLC since May 1998. Mr. Finnegan is a Managing Director of Madison Dearborn Partners, Inc., a private investment firm, where he specializes in investing in companies in the communications industry. Prior to co-founding Madison Dearborn Partners in 1993, Mr. Finnegan was a vice president at First Chicago Venture Capital for 11 years. He currently serves on the boards of directors of Allegiance Telecom, Inc. and Rural Cellular Corporation, each of which is publicly traded, and of several private companies, including GigaRed LLC, iplan networks, Telemundo Holdings, Inc. and Reiman Holding Company, LLC. He also is a member of the board of trustees of The Skyline Fund, a small-cap mutual fund.

    ROYCE J. HOLLAND was elected to the Supervisory Board in March 2000, upon the consummation of the initial public offering of our ordinary shares. He also has served as a Director of CompleTel LLC since August 1998. Mr. Holland is a co-founder and the Chairman and CEO of Allegiance Telecom, Inc. Prior to founding Allegiance Telecom, Inc., Mr. Holland was one of several co-founders of MFS Communications Company, Inc., where he served as President and Chief Operating Officer from April 1990 until September 1996 and as Vice Chairman from September 1996 to February 1997. In January 1993, Mr. Holland was appointed by President George Bush to the National Security Telecommunications Advisory Committee. Mr. Holland also currently serves on the boards of directors of Allegiance Telecom, Inc., CSG Systems and Choice One Communications, which are all publicly traded companies.

    JAMES H. KIRBY was elected to the Supervisory Board in March 2000, upon the consummation of the initial public offering of our ordinary shares. He also has served as a Director of CompleTel LLC since May 1998. Mr. Kirby is a Managing Director of Madison Dearborn Partners, Inc., a private investment firm where he specializes in investing in companies in the communications industry. Prior to joining Madison Dearborn Partners in 1996, Mr. Kirby worked in investment banking and private equity investing at Lazard Freres & Co. LLC and The Beacon Group LLC. He currently serves on the boards of directors of several private companies, including iplan networks, GigaRed LLC, Madison River Communication, LLC, New Radio Tower GmbH, Prontonet S.p.A., Star Technology Group Limited, OnCue Ltd. and PaeTec Communications.

    JAMES N. PERRY, JR. was elected to the Supervisory Board in March 2000, upon the consummation of the initial public offering of our ordinary shares. He also has served as a Director of CompleTel LLC since May 1998. Mr. Perry is a Managing Director of Madison Dearborn Partners, Inc., a private investment firm where he specializes in investing in companies in the communications industry. Prior to co-founding Madison Dearborn Partners in 1993, Mr. Perry was an investment officer at First Chicago Venture Capital for eight years. He currently serves on the boards of directors of Allegiance
Telecom, Inc., Focal Communications Corporation, VoiceStream Wireless Corporation, which are publicly traded companies, and Clearnet Communications, a privately held company.

    WILLIAM H. PEARSON became a Managing Director and our President and Chief Executive Officer in March 2000, upon the consummation of the initial public offering of our ordinary shares. Mr. Pearson, one of the co-founders of CompleTel LLC, has served as President of European Operations of CompleTel LLC since its inception and as its Chief Executive Officer since January 2000. In 1994, Mr. Pearson co-founded SPD CableTel Management, Inc. with Mr. Dovey. Between 1980 and 1994, Mr. Pearson held a variety of senior management positions with US WEST Inc. From 1983 to 1989, Mr. Pearson worked in US WEST's cellular division, including starting up its marketing department in 1983, becoming head of strategic planning in 1986, and managing the Rocky Mountain region from 1987 to 1988. In 1989, Mr. Pearson relocated to the United Kingdom, and he served as Senior Vice President of Marketing and Planning for TeleWest from 1990 to 1992, where he worked to develop US WEST's cable telephony strategy, and as Executive Director of Business Development for US WEST International from 1993 to 1994, where he evaluated numerous local loop opportunities in Western Europe and Latin America. In 1992, Mr. Pearson was an adjunct professor of graduate-level marketing at the University of Wisconsin-Madison School of Business.

    HANSJORG RIEDER was appointed as one of our Managing Directors in March 2000, upon the consummation of the initial public offering of our ordinary shares. He was appointed Managing Director of CompleTel GmbH in April 1999. Prior to joining CompleTel GmbH in January 1999, Mr. Rieder was a Managing Director of COLT Telecom GmbH from March 1997 until March 1999. Mr. Rieder was the Chief Executive Officer and a Managing Director of GLOBEX GmbH and the Chief Executive Officer of Jorg Rieder Consulting from January 1993 until March 1997. From April 1972 until December 1992, Mr. Rieder was a Vice President and Managing Director Germany for Digital Equipment.

    MARTIN RUSHE was appointed as one of our Managing Directors in March 2000, upon the consummation of the initial public offering of our ordinary shares. He has been with us since June 1999 and was appointed President of CompleTel UK Limited in January 2000. Prior to joining CompleTel UK Limited, Mr. Rushe was Managing Director of Web International Networks Limited from April 1995 until its acquisition by CompleTel and is currently the President. Prior to that, Mr. Rushe was a scientist with European Space Agency.

    TIMOTHY A. SAMPLES was appointed as our Chief Executive Officer in March 2001. His appointment as Chief Executive Officer is subject to shareholder approval, which is expected to be obtained in our upcoming 2001 annual meeting of shareholders. Between February 2000 and February 2001, Mr. Samples served as President and Chief Executive Officer of FirstMark Communications Europe. From September 1997 to February 2000, he served as Managing Director of One2One. Between 1986 and 1997, Mr. Samples held a number of senior level positions within MediaOne Group (formerly part of US West Inc.), most recently as Vice President Domestic Wireless Operations and Investment from June 1996 to September 1997 and as Vice President and General Manager South West Region from June 1992 to June 1996 to US West New Vector.

    DAVID E. LACEY was appointed as our Chief Financial Officer in March 2000, upon the consummation of the initial public offering of our ordinary shares. He joined CompleTel LLC in December 1998 and was appointed Chief Financial Officer and Treasurer of CompleTel LLC at that time. Prior to joining CompleTel LLC, Mr. Lacey served in a variety of positions for Storage Technology Corporation, including, from June 1996 to December 1998, as Executive Vice President and

Chief Financial Officer, from February 1995 to May 1996 as Interim Chief Financial Officer and Corporate Vice President, and from October 1989 to February 1995, as Corporate Controller.

    JEROME DE VITRY was appointed our Chief Operating Officer in January 2001. Mr. de Vitry joined us in February 1999, and from March 1999 until January 2001, he served as the President of CompleTel S.A.S. Prior to joining CompleTel S.A.S., Mr. de Vitry was Vice President of Radio Communications France for Alcatel Access System Division from January 1995 until December 1999. From January 1993 until December 1995, Mr. de Vitry was Vice President Marketing, Research and Development for Alcatel Radio Transmissions Systems.

    RICHARD N. CLEVENGER was appointed our Chief Technology Officer in
March 2000, upon the consummation of the initial public offering of our ordinary shares. Mr. Clevenger, one of the co-founders of CompleTel LLC, has served as Senior Vice President and Chief Technology Officer of CompleTel LLC since its inception in January 1998, and as its Acting Chief Operating Officer since August 1999. Mr. Clevenger has served in various market development and technology management positions in domestic and international telecommunications for over 30 years. Prior to co-founding CompleTel in 1998, Mr. Clevenger worked from 1996 to 1997 as an independent management consultant on several business strategy, technology and implementation matters relating to cable television, wireless cable, business and residential telephony, and business video, including for SPD CableTel Management, Inc., which he joined full time in 1997. Mr. Clevenger served as Senior Vice President and Chief Technology Officer for KBLCOM, Inc. from 1987 to 1995, during which time his duties included
(i) serving as President and Chief Operating Officer of KBLCOM's business services subsidiary, Paragon Business Systems; (ii) working as Vice President of Market Development for KBLCOM's cable television subsidiary, KBL Ventures; and
(iii) founding and serving as President and Chief Operating Officer of the KBLCOM subsidiary, FIBRCOM, a successful competitive access provider. From 1982 to 1987, Mr. Clevenger was Vice President of Engineering and Technology for Cox Cable Communications, Inc. From 1973 to 1982, Mr. Clevenger served as Vice President of Engineering for United Cable Television of Colorado. From 1968 to 1973, Mr. Clevenger held a variety of positions at Cablecom General, Inc., including Division Engineer, General Manager and Vice President of Engineering.

    JOHN M. HUGO was appointed our Corporate Controller and Chief Accounting Officer in March 2000, upon the consummation of the initial public offering of our ordinary shares. Mr. Hugo joined CompleTel LLC as its Corporate Controller in April 1999. Prior to joining CompleTel LLC, Mr. Hugo was the Assistant Corporate Controller for Jones Intercable, Inc. from 1994 to 1999. From 1988 to 1993, Mr. Hugo was employed with Arthur Andersen LLP's audit and business advisory services division.

    ANNA LASCAR was appointed our Vice President of Legal Affairs and General Counsel in March 2000, upon the consummation of the initial public offering of our ordinary shares and has served as Directeur Juridique (legal counsel) for CompleTel SAS since July 1998. Prior to joining us, Ms. Lascar was Special Counsel in the Paris office of the law firm of Willkie Farr & Gallagher from 1994 to 1998. From 1984 through 1993, Ms. Lascar was a partner in the law firm of Salans Hertzfeld & Heilbronn in Paris.

COMMITTEES OF THE SUPERVISORY BOARD

    We have established three Supervisory Board committees, including:

    - an audit committee;

    - a compensation committee; and

    - an executive committee.

    THE AUDIT COMMITTEE.  The members of the audit committee include
Messrs. Allen, DeGeorge and Holland. The audit committee is responsible for making recommendations to the Board of Management regarding the selection of independent auditors, reviewing the results and scope of the audit and other services provided by our independent accountants and reviewing and evaluating our audit and control functions.

    THE COMPENSATION COMMITTEE. The members of the compensation committee include Messrs. Allen, DeGeorge, Finnegan and Holland. The compensation committee is responsible for reviewing, and as it deems appropriate, recommending to the Supervisory Board with respect to members of the Board of Management, and to the Board of Management with respect to other managerial employees, policies, practices and procedures relating to compensation and the establishment and administration of employee benefit plans. The compensation committee is responsible for making recommendations to the Board of Management in relation to any employee stock option, stock purchase or other rights plans, and advises and consults with our officers as may be requested regarding managerial personnel policies.

    THE EXECUTIVE COMMITTEE. The members of the executive committee include Messrs. Dovey, Finnegan and DeGeorge. The executive committee is authorized to take certain actions on behalf of the Supervisory Board, but such actions must be approved unanimously by the members of the executive committee or they will be referred to the full Supervisory Board.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under Section 16(a) of the Securities Exchange Act of 1934, members of our Supervisory Board and Board of Management and certain other officers and persons holding more than 10% of our ordinary shares are required to file forms reporting their beneficial ownership of our ordinary shares and subsequent changes in that ownership with the Securities and Exchange Commission. Based solely upon a review of copies of such reports filed on Forms 3, 4 and 5, and amendments thereto furnished to us, we are not aware of any failure by any of our directors, executive officers or principal shareholders to comply on a timely basis with all Section 16(a) filing requirements during the fiscal year ended December 31, 2000.

COMPENSATION OF MEMBERS OF THE SUPERVISORY BOARD

    We reimburse the members of our Supervisory Board for their reasonable out-of-pocket expenses incurred in connection with attending our and any of our subsidiaries' board or committee meetings. Additionally, we maintain directors' and officers' indemnity insurance coverage. Except Mr. Dovey, who is compensated as an employee of CableTel Management, Inc., the members receive no other compensation for services provided as members of our Supervisory Board, as members of boards of any of our subsidiaries, or as members of any board committee.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth in summary form all compensation paid during the years ended December 31, 2000, December 31, 1999 and December 31, 1998, to each of our Chief Executive Officer and four other executive officers who, based on salary and bonus compensation, were our most highly compensated for the year ended December 31, 2000 (together, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                             ANNUAL COMPENSATION(1)    OTHER ANNUAL
                                                             -----------------------   COMPENSATION
NAME AND PRINCIPAL POSITION                    FISCAL YEAR   SALARY (E)   BONUS (E)       (E)(2)
---------------------------                    -----------   ----------   ----------   ------------
William H. Pearson...........................     2000        205,349       89,513        187,710
Managing Director and Chief Executive             1999        172,572      172,572         73,796
  Officer(3)(9)                                   1998        149,429       82,186         38,772

Richard N. Clevenger.........................     2000        189,875       94,938        113,999
Chief Technology Officer(4)(9)                    1999        147,919      147,919         31,715
                                                  1998        128,082       70,445         28,168

David E. Lacey...............................     2000        189,875       94,938        111,235
Chief Financial Officer(5)(9)                     1999        159,659       79,829             --
                                                  1998          6,048           --             --

Jerome de Vitry..............................     2000        147,661       79,428          2,206(7)
Chief Operating Officer(6)(9)                     1999        129,607       32,131             --
                                                  1998             --           --             --

Martin Rushe(9)..............................     2000        156,038        6,673          5,777(7)(8)
Managing Director and President of CompleTel      1999         90,513        6,171             --
  UK Limited and iPCenta Limited                  1998             --           --             --

------------------------

(1) Compensation amounts for Messrs. Pearson, Clevenger and Lacey were converted from U.S. dollars to euro using the following average exchange rates for the relevant fiscal years: for 1998, U.S.$1.00 = E0.8539; for 1999, U.S.$1.00 =
    E0.9392; for 2000, U.S.$1.00 = E1.0850. Compensation amounts for Mr. Rushe were converted from pounds sterling to euro using the average exchange rates for the relevant fiscal years.

(2) Includes perquisites and other benefits paid in excess of 10% of the total annual salary and bonus received by such officer during the last fiscal year. These amounts consist of housing allowances, moving expenses and travel expenses associated with the relocation of these executives to Paris and their ongoing foreign service.

(3) Mr. Pearson was appointed to these positions in March 2000. Prior to then, he was President of European Operations. He also was appointed President and Chief Executive Officer of CompleTel LLC effective January 1, 2000. Subject to shareholder approval, effective May 2001, Mr. Pearson will become Chairman of the Supervisory Board and will no longer be President or Chief Executive Officer.

(4) Mr. Clevenger currently holds this position with us and CompleTel LLC.

(5) Mr. Lacey joined us in December 1998. He currently holds this position with us and CompleTel LLC.

(6) Mr. de Vitry also serves as President of CompleTel S.A.S. and CompleTel Europe Headquarters S.A.S.

(7) Includes E888 and E488 which is the value to Messrs. de Vitry and Rushe, respectively, of interest free loans made by us in amounts equal to the fees and interest due on E567,000 and E309,000 commercial loans (the "Commercial Loans") made to Messrs. de Vitry and Rushe, respectively, in connection with our initial public offering. See Item 13--Certain Relationships and Related Transactions--Employee Loans. The value of this additional compensation has been based on the difference between the 0% interest rate on the interest free loans we provided and the 4.95% annual interest rate accrued on the Commercial Loans. The amount also includes the E1,318 and E718 loan insurance payments made in connection with the Commercial Loans to Messrs. de Vitry and Rushe, respectively.

(8) Includes principal and interest on a loan to Mr. Rushe, dated March 23, 2000, forgiven by us and reimbursement of associated tax liabilities. See
    Item 13--Certain Relationships and Related Transactions--Employee Loans.

(9) The total number of restricted shares owned by each of the Named Executive Officers and the market value of these shares (based on the price of our ordinary shares on the Nasdaq National Market) as of December 31, 2000, are as follows: Mr. Pearson 733,807 (U.S.$2,614,187) Mr. Lacey, 139,687
    (U.S.$497,635); Mr. Clevenger 712,348 (U.S.$2,537,740); Mr. de Vitry 93,297
    (U.S.$332,371); Mr. Rushe 47,056 (U.S.$167,637).

STOCK OPTIONS

    During the fiscal year ended December 31, 2000, none of our Named Executive Officers owned any options to purchase our ordinary shares.

EMPLOYMENT AGREEMENTS

    WILLIAM H. PEARSON AND RICHARD N. CLEVENGER

    In May 1998, CompleTel LLC's wholly-owned subsidiary, CableTel Management, Inc., entered into employment agreements with each of Messrs. Pearson and Clevenger. Mr. Pearson's employment agreement subsequently was amended effective as of January 1, 2000. The employment agreements for Messrs. Pearson and Clevenger include the following terms:

    SALARY. During the course of their employment, Mr. Pearson is to receive an annual base salary of U.S.$175,000, and Mr. Clevenger is to receive an annual base salary of U.S.$150,000. These salaries may be increased by CableTel Management, Inc.'s board. In 1999, their base salaries were increased to U.S.$183,750 and U.S.$157,500, respectively and to U.S.$189,262 and
U.S.$175,000, respectively, in 2000.

    BONUS. At the end of each calendar year, each of Messrs. Pearson and Clevenger is entitled to receive an incentive bonus of up to 55% of his annual salary if they achieve certain performance benchmarks set by CableTel Management, Inc.'s board during the year. For 1999, CableTel Management, Inc.'s board augmented the bonus awards for each of these individuals.

    TAX EQUALIZATION. As expatriates, Messrs. Pearson and Clevenger are subject to additional taxes and different taxes than if they lived and worked in the United States. Consequently, their employment agreements contain tax equalization provisions designed to ensure that they will be placed in substantially the same economic position as if they were employed in the United States. As of July 31, 2000, Mr. Clevenger is no longer an expatriate.

    SEVERANCE. Messrs. Pearson and Clevenger, or their respective beneficiaries, will receive severance benefits if their employment is terminated due to death, disability or nonperformance, in an amount equal to their base salary and benefits for nine months. Each is entitled to receive severance benefits equal to his base salary, benefits and bonuses for 24 months after the date of termination if he is terminated without cause or if he is terminated or constructively terminated within six months after a change in control. If the employee resigns or is terminated for cause, he will not be entitled to severance benefits.

    DAVID E. LACEY

    In December 1998, CableTel Management, Inc. entered into an employment agreement with Mr. Lacey, Chief Financial Officer, which subsequently was amended effective as of January 1, 2000 and includes the following terms:

    SALARY. During the course of his employment, Mr. Lacey is to receive an annual base salary of U.S.$175,000, which salary may be increased by CableTel Management, Inc.'s board. Mr. Lacey's employment agreement provides for tax equalization. As of December 28, 2000, Mr. Lacey is no longer an expatriate.

    BONUS. At the end of each calendar year, beginning in 1999, Mr. Lacey is entitled to receive an incentive bonus of up to 50% of his annual salary if he achieves certain performance benchmarks during the year set by CableTel Management Inc.'s board.

    SEVERANCE. Mr. Lacey, or his beneficiaries, will receive severance benefits in an amount equal to his base salary and benefits for three months in the event his employment is terminated due to his death, disability, or nonperformance, or terminated without cause, or terminated within six months after a change of control. If his employment is terminated for cause or if he resigns, he will not be entitled to severance benefits.

    JEROME DE VITRY

    In February 2001, our subsidiary, CompleTel Headquarters Europe S.A.S., entered into an employment agreement with Jerome de Vitry. The employment agreement for Mr. de Vitry includes the following terms:

    SALARY. During the course of his employment, Mr. de Vitry is to receive an annual base salary of FFR 1,250,000.

    BONUS. At the end of each calendar year, Mr. de Vitry is entitled to receive an incentive bonus of up to 50% of his annual salary if he achieves certain performance benchmarks.

    SEVERANCE. Under French labor law and the collective bargaining agreement applicable to telecommunications businesses, Mr. de Vitry is entitled to three months notice in the event of termination of his employment contract other than for gross misconduct. In the event that we release him from his obligation to perform his notice period, he is entitled to his base salary, contractual bonuses and accrued paid vacation entitlements until the expiration of such notice period. After two years employment with us, Mr. de Vitry is entitled to a severance indemnity equal to 3% of his annual base salary, contractual bonuses and accrued paid vacation entitlements for each year of employment (this amount will increase to 4% of base salary, contractual bonuses and accrued paid vacation entitlements after nine years of employment), unless termination of his employment is based on gross misconduct. In addition, in the event his employment with us is terminated other than for gross misconduct, Mr. de Vitry is entitled to a non-compete payment in an amount equal to 75% of his annual base salary. Mr. de Vitry is not entitled to such indemnity in the event that we release him from his non-compete obligations.

    MARTIN RUSHE

    In June 1999, our wholly owned subsidiary, iPcenta Limited, entered into a service agreement with Mr. Rushe. This agreement includes the following terms:

    SALARY. During the course of his employment Mr. Rushe is to receive an annual base salary of L65,000. This salary will be reviewed in January of each year.

    BONUS. Mr. Rushe is entitled to receive a maximum bonus of L12,187, representing 25% of his salary for the period from July 1, 1999 to March 31, 2000, based on certain requirements concerning the performance of iPcenta. After the period ending March 31, 2000, iPcenta may pay to Mr. Rushe a sum in addition to his salary, of up to 25% of his basic salary based on the achievement of agreed targets in each financial year.

    PENSION AND OTHER BENEFITS. Mr. Rushe is eligible to join our contributory pension scheme. The contribution will be 5% of his basic salary with Completel contributing 12% of his basic salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of our compensation committee include Messrs. Allen, DeGeorge, Finnegan and Holland. All these individuals also serve on the board of CompleTel LLC. Mr. Dovey, Chairman of our Supervisory Board, and Mr. Pearson, our Managing Director and President and Chief Executive Officer, are both currently members of CompleTel LLC's board.

EMPLOYEE INVESTMENTS

    Executive management and selected key employees were given the opportunity to purchase common ownership interests in our then indirect parent, CompleTel LLC, at fair market value. These interests are not transferable and are subject to both time vesting tied to the executive's continued employment with CompleTel LLC or its subsidiaries and performance vesting tied to the private equity investors' return on investment restrictions. CompleTel LLC redeemed the membership interests of some of these holders in exchange for the number of our shares owned by CompleTel LLC corresponding to each holder's pro forma interest in those shares. Other holders contributed their units to us in exchange for our newly issued ordinary shares. In connection with this issue of our ordinary shares, we have entered into restriction agreements with employees who contributed to us units of CompleTel LLC that were subject to vesting provisions. These agreements impose similar vesting provisions on the ordinary shares we issued in consideration for these units. All of these holders have the right to require us to register their shares under a Second Amended and Restated Registration Agreement dated as of November 23, 1999, by and among CompleTel LLC and the holders named therein as amended by the First Supplement dated as of March 24, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

    In September 2000, CompleTel LLC, which then beneficially held approximately 75.4% of our share capital, initiated a plan for the distribution of a substantial portion of its assets to the holders of its membership interests pursuant to the terms of its limited liability company agreement. To implement this distribution plan, CompleTel LLC membership units were redeemed in consideration for our ordinary shares. As a result of these transactions:
(1) CompleTel LLC's ownership of our shares decreased to represent, as of March 1, 2001, 9.9% of our share capital; (2) certain holders of CompleTel LLC's membership units who owned our shares indirectly through Completel LLC
(a) received a distribution of our ordinary shares in redemption of their LLC units or (b) contributed their membership units to us in exchange for an equivalent number of our ordinary shares, and now own our shares directly; and
(3) we now hold common units of CompleTel LLC representing approximately 15% of CompleTel LLC's capital.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding the beneficial ownership of our equity securities as of March 1, 2001 by:

    - each member of our Supervisory Board and persons nominated to become members of our Supervisory Board;

    - each of our Named Executive Officers;

    - all members of our Supervisory Board, Supervisory Board nominees and Named Executive Officers as a group; and

    - each shareholder who is known to us to own beneficially more than 5% of our ordinary shares as of such date.

                                                                              COMPLETEL EUROPE N.V.
                                                              -----------------------------------------------------
                                                                                                   PERCENTAGE
NAME OF BENEFICIAL OWNER                                              SHARES OWNED                 OF SHARES
------------------------                                      ----------------------------   ----------------------
DIRECTORS AND NAMED EXECUTIVE OFFICERS:
William H. Pearson(1)(13)...................................                     6,549,215                      4.1%
Richard N. Clevenger(2)(13).................................                     5,596,910                      3.5
David E. Lacey(3)(13).......................................                     1,123,068                      0.7
Hansjorg Rieder(4)(13)......................................                       632,309                        *
Martin Rushe(5)(13).........................................                       209,258                        *
Jerome de Vitry(6)(13)......................................                       615,909                        *
James E. Dovey(7)(13).......................................                     6,524,411                      4.1
Lawrence F. DeGeorge(8)(12)(13).............................                    26,706,043                     16.6
James C. Allen(9)(13).......................................                       833,437                      0.5
Royce J. Holland(10)(13)....................................                       825,349                      0.5
Paul J. Finnegan............................................                            --                        *
James H. Kirby..............................................                            --                        *
James N. Perry, Jr..........................................                            --                        *
All directors and executive officers as a group
 (15 persons)...............................................                    49,854,757                     31.1

5% OWNERS:
Madison Dearborn Partners(11)(13)...........................                    64,573,990                     40.2
DeGeorge Telecom Holdings Limited Partnership(12)(13).......                    26,208,676                     16.3
CompleTel LLC(13)...........................................                    15,818,859                      9.9

------------------------------

*   Less than 0.5%.

(1) 4,455,027 of these shares are owned indirectly by Mr. Pearson, 102,497 indirectly by Haj LLC and 1,991,691 indirectly by Haj Pearson LLC, through their respective ownership interests in CompleTel LLC. Mr. Pearson has sole voting power for each of these entities.

(2) 1,379,790 of these shares are owned indirectly by Mr. Clevenger, and 24,229 indirectly by Clevenger Family Company LLC, through their respective ownership interests in CompleTel LLC. 1,758,632 of the remaining shares are owned directly by Mr. Clevenger, 501,006 directly by Clevenger Family Company LLC, and 1,933,253 directly by Clevenger Family Partnership LLP. Mr. Clevenger has sole voting power for each of these entities.

(3) 338,911 of these shares are owned indirectly by Mr. Lacey through his ownership interests in CompleTel LLC. The remaining 784,157 shares are directly owned by him.

(4) 116,312 of the shares are owned indirectly by Mr. Rieder through his ownership interests in CompleTel LLC. 512,597 of the shares are owned directly by Mr. Rieder. The remaining 3,400 shares are owned by Mr. Rieder's wife and daughter, as to which Mr. Rieder disclaims beneficial ownership.

(5) 38,320 of these shares are owned indirectly by Mr. Rushe through his ownership interests in CompleTel LLC. The remaining 170,938 shares are directly owned by him.

(6) 116,312 of the shares are owned indirectly by Mr. de Vitry through his ownership interests in CompleTel LLC. The remaining 499,597 shares are directly owned by him.

(7) 1,942,852 of these shares are owned indirectly by Mr. Dovey, and 40,290 indirectly by Dovey Family Company LLC through their respective ownership interests in CompleTel LLC. 3,229,413 of the remaining shares are owned directly by Mr. Dovey, 832,854 directly by Dovey Family Company LLC and 479,002 directly by Dovey Family Partners LLP. Mr. Dovey has sole voting power for each of these entities.

(8) 497,367 of these shares are owned directly by Mr. DeGeorge. The remaining 26,208,676 shares are owned indirectly through DeGeorge Telcom Holdings Limited Partnership. Mr. DeGeorge is the Chairman and Chief Executive Officer of LPL Investment Group, Inc., which controls DeGeorge Telcom Holdings Limited Partnership.

(9) 62,492 of these shares are owned indirectly by Mr. Allen through his ownership interests in CompleTel LLC. 770,357 of the shares are owned directly by Mr. Allen. The remaining 588 shares are owned by Mr. Allen's wife, as to which Mr. Allen disclaims beneficial ownership.

(10) 62,492 of these shares are owned indirectly by Mr. Holland through his ownership interests in CompleTel LLC. The remaining 762,857 shares are directly owned by him.

(11) 2,924,659 of these shares are owned indirectly by Madison Dearborn Capital Partners II, L.P. through its ownership interests in CompleTel LLC. The remaining 61,649,331 shares are owned directly. Messrs. Finnegan, Kirby and Perry are managing directors of Madison Dearborn Partners, Inc., the general partner of the general partner of Madison Dearborn Capital Partners II, L.P. The address of Madison Dearborn Partners is Three First National Plaza, Chicago, Illinois 60602.

(12) 1,208,023 of these shares are owned indirectly by DeGeorge Telcom Holdings Limited Partnership through its ownership interests in CompleTel LLC. The remaining 25,000,653 shares are owned directly. Mr. DeGeorge has sole voting and investment power over the shares owned by DeGeorge Telcom Holdings Limited Partnership. The address of DeGeorge Telcom Holdings Limited Partnership is 639 Isbell Road, Suite 390, Reno, Nevada 89509.

(13) CompleTel LLC owns our ordinary shares indirectly through its wholly owned subsidiary, CompleTel (N.A.) N.V. Holders of common interests in CompleTel LLC could be deemed to be beneficial owners of our ordinary shares that are owned by CompleTel LLC, because (a) CompleTel (N.A.) N.V.'s power to vote and dispose of our outstanding ordinary shares is exercised by CompleTel (N.A.) N.V.'s sole managing director, who is appointed by CompleTel LLC as sole owner of all the voting interests in CompleTel (N.A.) N.V. and (b) CompleTel LLC's power to vote and dispose of its equity interests in CompleTel (N.A.) N.V. is exercised by CompleTel LLC's board of managers, which is elected by the holders of CompleTel LLC's common interests. The address of CompleTel LLC is 6300 South Syracuse Way, Suite 355, Englewood, Colorado 80111.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

JANUARY 1999 EQUITY CONTRIBUTION

    In January 1999, in connection with a corporate restructuring, CompleTel LLC contributed approximately U.S.$58.0 million (E61.4 million) of equity, in cash and receivables, and in exchange, we issued 73,537,325 ordinary shares. Of the U.S.$58.0 million contributed by CompleTel LLC, approximately U.S.$6.2 million (E6.5 million) was in receivables, and U.S.$51.8 million (E54.9 million) was in cash. In connection with that transaction, Madison Dearborn Partners and DeGeorge Holdings, each a beneficial owner of more than 5% of our outstanding share capital, purchased additional CompleTel LLC preferred interest for U.S.$2.51 million and U.S.$1.06 million, respectively, representing 2,847,053 and 1,202,341 ordinary shares; and Mr. Dovey, who is a member of our Supervisory Board, Mr. Pearson, who is our Managing Director and Chief Executive Officer, and several of our executive officers, Messrs. Clevenger and Lacey, purchased additional CompleTel LLC preferred interests for an aggregate of U.S.$57,000, representing 64,654 of our ordinary shares.

FEBRUARY 1999 UNITS OFFERING

    In February 1999, we and CompleTel Holdings LLC issued 147,500 units, each unit consisting of U.S.$1,000 principal amount at maturity of our 14% senior discount notes due 2009 and 10 non-voting class B interests of CompleTel Holdings LLC, in an offering under Rule 144A of the Securities Act.

Mr. DeGeorge, one of our Supervisory Directors, purchased 400 units in the offering on the same terms as the other purchasers.

    In connection with the issuance of the class B interests of CompleTel Holdings LLC, we and CompleTel (N.A.) N.V. entered into a subscription agreement pursuant to which CompleTel (N.A.) N.V. purchased ordinary shares representing 7.0% of our issued share capital on a fully diluted basis and issued a corresponding percentage of its equity interests to CompleTel Holdings LLC for the capital accounts of the holders of class B interests of CompleTel Holdings LLC. As a result of the November 1999 equity contribution, described below, the corresponding percentage of class B interests was reduced from 7.0% to 5.85%. This percentage was reduced further as a result of our initial public offering in March 2000. In April 2000, CompleTel Holdings LLC initiated dissolution and a pro rata portion of our ordinary shares held by CompleTel (N.A.) N.V. were distributed to the class B interest holders in a full redemption and liquidation.

    Pursuant to the subscription agreement, we have agreed that all future transactions between us and our officers, directors, principal shareholders or their respective affiliates, will be on terms no less favorable to us than can be obtained from unrelated third parties.

NOVEMBER 1999 EQUITY CONTRIBUTION

    In November 1999, CompleTel Holdings LLC issued additional class A interests to CompleTel LLC, the holder of all the outstanding CompleTel Holdings LLC class A interests, in exchange for an additional equity contribution by CompleTel LLC of approximately U.S.$42.14 million (E44.62 million). Madison Dearborn Partners and DeGeorge Holdings, each a beneficial owner of more than 5% of our outstanding shares, purchased CompleTel LLC preferred interests for U.S.$20.21 million and U.S.$8.34 million, respectively, representing 9,882,914 and 4,111,779 of our ordinary shares, respectively. Additionally, Messrs. Dovey, Allen and Holland, each of whom is one of our Supervisory Directors, purchased CompleTel LLC preferred interests for U.S.$0.48 million, U.S.$0.23 million and U.S.$0.23 million, respectively, representing 238,200, 111,160 and 111,160 of our ordinary shares, respectively; and Mr. Pearson, who is our Managing Director and Chief Executive Officer, and Messrs. Clevenger and Lacey, each of whom is our executive officer, purchased CompleTel LLC preferred interests for U.S.$0.20 million, U.S.$0.17 million and U.S.$0.20 million respectively, representing 98,683, 83,937 and 98,683 of our shares, respectively.

EMPLOYEE LOANS

    In March 2000, iPcenta Limited, our wholly-owned indirect subsidiary, loaned Martin Rushe, one of our Managing Directors and the President of CompleTel UK Limited, the principal amount of U.S.$206,500 (E220,000) to purchase 100 common units of CompleTel LLC. The principal amount, together with accumulated interest at the rate of 7% compounded semi-annually, is due and payable on the earlier of January 15, 2003, 30 days after a termination for cause, or 90 days after any termination of employment. The common units are subject to vesting and forfeiture provisions and will, if vested, entitle Mr. Rushe to receive a pro rata number of our ordinary shares when and if CompleTel LLC is liquidated. iPcenta has agreed to forgive a pro rata portion of the principal and interest on the note as the common units vest or upon forfeiture. iPcenta has also agreed to reimburse Mr. Rushe for any tax liability that may arise as a result of this arrangement.

    In March 2000, a limited number of our employees obtained interest bearing loans in an approximate aggregate principal amount of E2 million from a commercial bank to purchase shares in our initial public offering. These include loans to Hansjorg Rieder and Martin Rushe, two of our managing directors, in the principal amounts of E567,000 and E309,000, respectively, and to Jerome de Vitry, an executive officer, in the principal amount of E567,000. These individual commercial loans are for a term of 18 months, accrue interest at a rate of 4.95% per year and are secured by a pledge of the shares purchased by these individuals. We subsequently have entered into the following arrangements with our employees and the lending bank in connection with these commercial loans:

    - we pledged to the lending bank in November 2000 cash amounts represented by investment securities to collateralize the individual commercial loans. The amount of the cash collateral, which bears interest at approximately 4% per annum, is to be increased if the market price on the Paris Bourse of our shares drops below a certain threshold, and is to be decreased if there is an increase in the market price of our shares, subject to a minimum amount of at least 30% of the aggregate amount of the loans. As of March 1, 2001, we had a deposit of securities representing E1.2 million in this collateral account;

    - we guaranteed the individual commercial loans in a total amount of approximately E2 million; and

    - we made additional interest free loans to each of the employees in amounts needed to cover the interest cost and bank fee payments on each of the individual commercial loans;

    - we have agreed to indemnify each of these employees against action taken by the lender bank as a result of any failure by the employee to comply with certain undertakings of the loan. Under the indemnity, if an individual commercial loan becomes due and payable and the market value of the shares purchased and pledged by the employee is less than the aggregate outstanding principal and interest on the individual commercial loan and on the loan from us to the employee, we have agreed to pay the lender bank the amount of such shortfall together with the interest thereon;

    - we have agreed to cure certain defaults of the individual commercial loan upon prompt notice by the employee of such failure to comply with the undertakings; and

    - we have agreed to reimburse each of these employees for any taxes incurred by the employee as a result of our making payment of, or forgiving, any principal and interest in connection with these commercial loans.

    In December 2000, we loaned William Pearson, our Managing Director, President and Chief Executive Officer, the principal amount of U.S.$1.5 million. The principal amount, together with accumulated interest at the annual rate of 7% is due and payable on the earlier of December 31, 2001, or 180 days after any termination of employment. This loan is secured by 1,000 units of CompleTel LLC owned by Mr. Pearson and all proceeds and distributions made in respect to such units.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

    The following financial information is incorporated by reference into
Part II of this report and is filed as part of this report:

FINANCIAL STATEMENTS OF COMPLETEL EUROPE N.V.

        Report of Independent Accountants

        Consolidated Balance Sheets as of December 31, 2000 and 1999

        Consolidated Statements of Operation for the years ended December 31, 2000 and 1999 and for the Period from Commencement of Operations
    (January 8, 1998) to December 31, 1998

        Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000 and 1999 and for the Period from Commencement of Operations (January 8, 1998) to December 31, 1998

        Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 and for the Period from Commencement of Operations
    (January 8, 1998) to December 31, 1998

        Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS OF COMPLETEL LLC

        Report of Independent Accountants

        Consolidated Balance Sheets as of December 31, 2000 and 1999

        Consolidated Statements of Operations for the years ended December 31, 2000 and 1999, and the Period from Commencement of Operations (January 8,
    1998) to December 31, 1998.

        Consolidated Statements of Members' Equity (Deficit) for the years ended December 31, 2000 and 1999, and the Period from Commencement of Operations (January 8, 1998) to December 31, 1998

        Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999, and the Period from Commencement of Operations (January 8,
    1998) to December 31, 1998

        Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

    Schedules have been omitted, because the information required to be shown in the schedules is not applicable or is included elsewhere in our financial statements or the notes thereto.

EXHIBITS

    The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index starting on page II-2 of this report.

REPORTS ON FORM 8-K

    On October 27, 2000, we filed a Current Report on Form 8-K, in which we reported our financial results for the third quarter 2000. No financial statements were filed with this report.

                         INDEX TO FINANCIAL STATEMENTS

     I.  COMPLETEL EUROPE N.V.
         Report of Independent Accountants...........................     F-2
         Consolidated Balance Sheets as of December 31, 2000 and
           1999......................................................     F-3
         Consolidated Statements of Operations for the Years Ended
           December 31, 2000 and 1999, and the Period from
           Commencement of Operations (January 8, 1998) to
           December 31, 1998.........................................     F-4
         Consolidated Statements of Shareholders' Equity for the
           Years Ended December 31, 2000 and 1999, and the Period
           from Commencement of Operations (January 8, 1998) to
           December 31, 1998.........................................     F-5
         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2000 and 1999, and the Period from
           Commencement of Operations (January 8, 1998) to
           December 31, 1998.........................................     F-6
         Notes to Consolidated Financial Statements..................     F-7
    II.  COMPLETEL LLC
         Report of Independent Accountants...........................    F-27
         Consolidated Balance Sheets as of December 31, 2000 and
           1999......................................................    F-28
         Consolidated Statements of Operations for the Years Ended
           December 31, 2000 and 1999, and the Period from
           Commencement of Operations (January 8, 1998) to
           December 31, 1998.........................................    F-29
         Consolidated Statements of Members' Equity (Deficit) for the
           Years Ended December 31, 2000 and 1999, and the Period
           from Commencement of Operations (January 8, 1998) to
           December 31, 1998.........................................    F-30
         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2000 and 1999, and the Period from
           Commencement of Operations (January 8, 1998) to
           December 31, 1998.........................................    F-31
         Notes to Consolidated Financial Statements..................    F-32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To CompleTel Europe N.V.:

    We have audited the accompanying consolidated balance sheets of COMPLETEL EUROPE N.V. (an N.V. registered in the Netherlands) and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999, and for the period from commencement of operations (January 8, 1998) to December 31, 1998 (after corporate reorganization--see Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompleTel Europe N.V. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and for the period from commencement of operations (January 8, 1998) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN

Amstelveen, The Netherlands
February 27, 2001.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                  (AFTER CORPORATE REORGANIZATION--SEE NOTE 1)

                                                               DECEMBER 31,    DECEMBER 31,
                                                                   2000            1999
                                                              --------------   -------------
                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  E     361,698    E      57,115
  Short-term investments, restricted........................         28,030               --
  Accounts receivable, net of allowance for doubtful
    receivables of E733 and E31 as of December 31, 2000 and
    1999, respectively......................................         13,883            1,709
  Affiliate receivables.....................................          1,500              304
  Prepaid expenses, VAT receivables and other current
    assets..................................................         54,886           14,677
                                                              --------------   -------------
    Total current assets....................................        459,997           73,805
                                                              --------------   -------------
NON-CURRENT ASSETS:
  Property and equipment, net...............................        298,623           91,946
  Licenses and other intangibles, net.......................          6,858            4,557
  Deferred financing costs, net.............................         15,129            5,082
  Long-term investments, restricted.........................         41,709               --
  Other non-current assets..................................          2,465              818
                                                              --------------   -------------
    Total non-current assets................................        364,784          102,403
                                                              --------------   -------------
TOTAL ASSETS................................................  E     824,781    E     176,208
                                                              ==============   =============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Network vendor payables...................................  E      54,341    E      28,593
  Accrued liabilities and trade accounts payable............         71,684           22,536
  Affiliate payables........................................          2,199            2,412
                                                              --------------   -------------
    Total current liabilities...............................        128,224           53,541
                                                              --------------   -------------
LONG-TERM DEBT..............................................        280,597           79,596
                                                              --------------   -------------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
  Ordinary shares, nominal value E.10 per share, 625,000,000 shares authorized; 160,555,222, and 126,133,060 shares
    issued and outstanding at December 31, 2000 and 1999,
    respectively............................................         16,055           12,613
  Additional paid-in capital................................        706,821          116,463
  Deferred compensation.....................................        (33,196)         (28,036)
  Other cumulative comprehensive loss.......................          1,019              728
  Accumulated deficit.......................................       (259,185)         (58,697)
  Treasury stock, at cost (Note 3)..........................        (15,554)              --
                                                              --------------   -------------
TOTAL SHAREHOLDERS' EQUITY..................................        415,960           43,071
                                                              --------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  E     824,781    E     176,208
                                                              ==============   =============

   The accompanying notes are an integral part of these consolidated balance sheets.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                  (AFTER CORPORATE REORGANIZATION--SEE NOTE 1)

                                                                                        COMMENCEMENT
                                                                                       OF OPERATIONS
                                               YEAR ENDED          YEAR ENDED       (JANUARY 8, 1998) TO
                                            DECEMBER 31, 2000   DECEMBER 31, 1999    DECEMBER 31, 1998
                                            -----------------   -----------------   --------------------
REVENUES..................................    E     31,540         E     2,861          E        --

OPERATING EXPENSES:
  Network costs...........................          33,038               2,307                   --
  Selling, general and administrative.....          79,606              30,302                3,754
  Allocated costs from affiliate..........          12,090               6,195                2,551
  Non-cash compensation charges...........          60,550                 634                  164
  Depreciation and amortization...........          22,027               4,302                   40
                                              ------------         -----------          -----------
    Total operating expenses..............         207,311              43,740                6,509
                                              ------------         -----------          -----------
OPERATING LOSS............................        (175,771)            (40,879)              (6,509)
                                              ------------         -----------          -----------
OTHER INCOME (EXPENSE):
  Interest income.........................          22,394               2,447                   --
  Interest expense, net of capitalized
    interest..............................         (28,968)             (7,893)                  --
  Foreign exchange loss and other
    expense...............................         (18,933)             (3,465)                  --
                                              ------------         -----------          -----------
    Total other income (expense)..........         (25,507)             (8,911)                  --
                                              ------------         -----------          -----------
LOSS BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE....................        (201,278)            (49,790)              (6,509)

EXTRAORDINARY ITEM--Gain on early
  extinguishment of debt..................           1,053                  --                   --

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE...............................            (263)                 --                   --
                                              ------------         -----------          -----------
NET LOSS..................................    E   (200,488)        E   (49,790)         E    (6,509)
                                              ============         ===========          ===========
BASIC AND DILUTED LOSS PER ORDINARY
  SHARE...................................    E      (1.34)        E     (0.50)         E     (0.27)
                                              ============         ===========          ===========
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
  OUTSTANDING.............................     149,806,721          99,056,060           24,444,820
                                              ============         ===========          ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                  (AFTER CORPORATE REORGANIZATION--SEE NOTE 1)

                                                            ORDINARY SHARES                     ADDITIONAL
                                               ------------------------------------------        PAID-IN
                                                       NUMBER                AMOUNT              CAPITAL
                                               ----------------------   -----------------   ------------------
BALANCE, January 8, 1998.....................                      --   E              --   E              --
  Deemed issuance of ordinary shares, net of
    E46 subscription receivable on
    January 8, 1998..........................              24,444,820               2,398                  --
  Cash contributions by LLC..................                      --                  --               1,254
  Payment on subscription receivable on
    December 14, 1998........................                      --                  46                  --
  Deemed contributions by LLC related to
    allocation of non-cash compensation
    charges..................................                      --                  --                 626
  Amortization of allocated deferred
    compensation charges.....................                      --                  --                  --
  Cumulative translation adjustment..........                      --                  --                  --
  Net loss...................................                      --                  --                  --
                                               ----------------------   -----------------   ------------------
BALANCE, December 31, 1998...................              24,444,820   E           2,444   E           1,880
  Issuance of ordinary shares in connection
    with corporate Reorganization............              73,537,325               7,354              43,512
  Issuance of ordinary shares in connection
    with the Units Offering..................               7,375,000                 738               3,266
  Issuance of ordinary shares in connection
    with capital contributions...............              20,775,915               2,077              39,597
  Deemed contributions by LLC related to
    allocation of non-cash compensation
    charges..................................                      --                  --               2,055
  Issuance of stock options in December
    1999.....................................                      --                  --              26,153
  Amortization of allocated deferred
    compensation charges.....................                      --                  --                  --
  Cumulative translation adjustment..........                      --                  --                  --
  Net loss...................................                      --                  --                  --
                                               ----------------------   -----------------   ------------------
BALANCE, December 31, 1999...................             126,133,060   E          12,613   E         116,463
  Issuance of ordinary shares in connection
    with initial public offering, net of
    underwriters' discount and offering
    costs....................................              31,280,000               3,128             509,408
  Deemed contributions by LLC related to
    allocation of non-cash compensation
    charges..................................                      --                  --              66,832
  Stock options issuances, net of
    forfeitures..............................                      --                  --              (1,122)
  Amortization of deferred compensation......                      --                  --                  --
  Issuance of ordinary shares as
    consideration for LLC units..............               3,142,162                 314              15,240
  Cumulative translation adjustment..........                      --                  --                  --
  Net Loss...................................                      --                  --                  --
                                               ----------------------   -----------------   ------------------
BALANCE, December 31, 2000...................             160,555,222   E          16,055   E         706,821
                                               ======================   =================   ==================

                                                                          OTHER                                    TREASURY
                                                                        CUMULATIVE                                  STOCK,
                                                    DEFERRED          COMPREHENSIVE         ACCUMULATED             AT COST
                                                  COMPENSATION             LOSS               DEFICIT              (NOTE 3)
                                               -------------------   ----------------   -------------------   -------------------
BALANCE, January 8, 1998.....................  E               --    E          --      E               --    E                --
  Deemed issuance of ordinary shares, net of
    E46 subscription receivable on
    January 8, 1998..........................                  --               --                  (2,398)                    --
  Cash contributions by LLC..................                  --               --                      --                     --
  Payment on subscription receivable on
    December 14, 1998........................                  --               --                      --                     --
  Deemed contributions by LLC related to
    allocation of non-cash compensation
    charges..................................                (517)              --                      --                     --
  Amortization of allocated deferred
    compensation charges.....................                  55               --                      --                     --
  Cumulative translation adjustment..........                  --             (137)                     --                     --
  Net loss...................................                  --               --                  (6,509)                    --
                                               -------------------   ----------------   -------------------   -------------------
BALANCE, December 31, 1998...................  E             (462)   E        (137)     E           (8,907)   E                --

  Issuance of ordinary shares in connection
    with corporate Reorganization............                  --               --                      --                     --
  Issuance of ordinary shares in connection
    with the Units Offering..................                  --               --                      --                     --
  Issuance of ordinary shares in connection
    with capital contributions...............                  --               --                      --                     --
  Deemed contributions by LLC related to
    allocation of non-cash compensation
    charges..................................              (2,055)              --                      --                     --
  Issuance of stock options in December
    1999.....................................             (26,153)              --                      --                     --
  Amortization of allocated deferred
    compensation charges.....................                 634               --                      --                     --
  Cumulative translation adjustment..........                  --              865                      --                     --
  Net loss...................................                  --               --                 (49,790)                    --
                                               -------------------   ----------------   -------------------   -------------------
BALANCE, December 31, 1999...................  E          (28,036)   E         728      E          (58,697)   E                --

  Issuance of ordinary shares in connection
    with initial public offering, net of
    underwriters' discount and offering
    costs....................................                  --               --                      --                     --
  Deemed contributions by LLC related to
    allocation of non-cash compensation
    charges..................................             (60,493)              --                      --                     --
  Stock options issuances, net of
    forfeitures..............................               1,122               --                      --                     --
  Amortization of deferred compensation......              54,211               --                      --                     --
  Issuance of ordinary shares as
    consideration for LLC units..............                  --               --                      --                (15,554)
  Cumulative translation adjustment..........                  --              291                      --                     --
  Net Loss...................................                  --               --                (200,488)                    --
                                               -------------------   ----------------   -------------------   -------------------
BALANCE, December 31, 2000...................  E          (33,196)   E       1,019      E         (259,185)   E           (15,554)
                                               ===================   ================   ===================   ===================


                                                      TOTAL
                                                  COMPREHENSIVE
                                                      LOSS                  TOTAL
                                               -------------------   -------------------
BALANCE, January 8, 1998.....................  E              --     E                --
  Deemed issuance of ordinary shares, net of
    E46 subscription receivable on
    January 8, 1998..........................                 --                      --
  Cash contributions by LLC..................                 --                   1,254
  Payment on subscription receivable on
    December 14, 1998........................                 --                      46
  Deemed contributions by LLC related to
    allocation of non-cash compensation
    charges..................................                 --                     109
  Amortization of allocated deferred
    compensation charges.....................                 --                      55
  Cumulative translation adjustment..........               (137)                   (137)
  Net loss...................................             (6,509)                 (6,509)
                                               -------------------   -------------------
BALANCE, December 31, 1998...................  E          (6,646)    E            (5,182)
                                               ===================
  Issuance of ordinary shares in connection
    with corporate Reorganization............                 --                  50,866
  Issuance of ordinary shares in connection
    with the Units Offering..................                 --                   4,004
  Issuance of ordinary shares in connection
    with capital contributions...............                 --                  41,674
  Deemed contributions by LLC related to
    allocation of non-cash compensation
    charges..................................                 --                      --
  Issuance of stock options in December
    1999.....................................                 --                      --
  Amortization of allocated deferred
    compensation charges.....................                 --                     634
  Cumulative translation adjustment..........                865                     865
  Net loss...................................            (49,790)                (49,790)
                                               -------------------   -------------------
BALANCE, December 31, 1999...................  E         (48,925)    E            43,071
                                               ===================
  Issuance of ordinary shares in connection
    with initial public offering, net of
    underwriters' discount and offering
    costs....................................                 --                 512,536
  Deemed contributions by LLC related to
    allocation of non-cash compensation
    charges..................................                 --                   6,339
  Stock options issuances, net of
    forfeitures..............................                 --                      --
  Amortization of deferred compensation......                 --                  54,211
  Issuance of ordinary shares as
    consideration for LLC units..............                 --                      --
  Cumulative translation adjustment..........                291                     291
  Net Loss...................................           (200,488)               (200,488)
                                               -------------------   -------------------
BALANCE, December 31, 2000...................  E        (200,197)    E           415,960
                                               ===================   ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (STATED IN THOUSANDS OF EUROS)
                  (AFTER CORPORATE REORGANIZATION--SEE NOTE 1)

                                                                                                         COMMENCEMENT
                                                                                                         OF OPERATIONS
                                                                                                       (JANUARY 8, 1998)
                                                                  YEAR ENDED          YEAR ENDED        TO DECEMBER 31,
                                                              DECEMBER 31, 2000    DECEMBER 31, 1999         1998
                                                              ------------------   -----------------   -----------------
OPERATING ACTIVITIES:
  Net loss..................................................         E(200,488)            E(49,790)           E(6,509)
  Adjustments to reconcile net loss to net cash flows
    provided by operating activities:
    Depreciation and amortization...........................            22,027                4,302                 40
    Non-cash compensation expense...........................            60,550                  634                164
    Accretion of senior notes...............................            10,932                7,617                 --
    Amortization of deferred financing costs................             2,081                  226                 --
    Gain on early extinguishment of debt....................            (1,053)                  --                 --
    Foreign exchange loss...................................            15,615                   --                 --
    Changes in operating assets and liabilities:
      Increase in accounts receivable.......................           (12,174)             (14,548)              (451)
      Increase in prepaid expenses, VAT receivables and
       other current assets.................................           (39,634)              (1,409)              (153)
      Increase in other non-current assets..................            (1,647)                (582)              (219)
      Increase in accrued liabilities and trade accounts
       payable..............................................            48,885               21,205              2,953
      Increase (decrease) in net affiliate
       payables/receivables.................................            (1,984)              (7,246)             8,969
                                                               ---------------       --------------      -------------
        Net cash flows provided by (used in) operating
        activities..........................................           (96,890)             (39,591)             4,794
                                                               ---------------       --------------      -------------
INVESTING ACTIVITIES:
  Expenditures for property and equipment...................          (227,496)             (93,009)            (2,928)
  Increase in network vendor payables.......................            25,748               27,514                 --
  Purchase of licenses and other intangibles................            (2,705)              (4,135)              (814)
  Offering proceeds and investment earnings placed in
    escrow..................................................           (69,739)             (70,146)                --
  Proceeds from escrowed offering and investment earnings...                --               70,146                 --
                                                               ---------------       --------------      -------------
        Net cash flows used in investing activities.........          (274,192)             (69,630)            (3,742)
                                                               ---------------       --------------      -------------
FINANCING ACTIVITIES:
  Net proceeds from senior discount notes...................                --               63,063                 --
  Proceeds from issuance of ordinary shares and subsequent
    capital contribution....................................                --               96,544              1,300
  Net proceeds from initial public offering.................           512,536                   --                 --
  Net proceeds from senior notes............................           192,995                   --                 --
  Repurchase of senior discount notes.......................           (14,867)                  --                 --
  Deferred financing costs..................................           (11,902)              (3,997)              (744)
                                                               ---------------       --------------      -------------
        Net cash flows provided by financing activities.....           678,762              155,610                556
                                                               ---------------       --------------      -------------
  Effect of exchange rates on cash..........................            (3,097)               9,254               (136)
                                                               ---------------       --------------      -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................           304,583               55,643              1,472
CASH AND CASH EQUIVALENTS, beginning of period..............            57,115                1,472                 --
                                                               ---------------       --------------      -------------
CASH AND CASH EQUIVALENTS, end of period....................         E 361,698             E 57,115            E 1,472
                                                               ===============       ==============      =============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest....................................          E 14,000                 E --               E --
  Cash paid for taxes.......................................              E --                 E --               E --

  The accompanying notes are an integral part of these consolidated financial statements.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999
                  (AFTER CORPORATE REORGANIZATION--SEE NOTE 1)

(1) ORGANIZATION AND NATURE OF OPERATIONS

    CompleTel Europe N.V. ("CompleTel Europe") (together with its wholly-owned subsidiaries, the "Company") is a Dutch holding company incorporated on December 14, 1998 for the purpose of completing a Rule 144A offering (the "Offering") (see Note 5) to finance its planned operations.

    The Company has a strategic objective of becoming a leading facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure and provider of telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas across Western Europe, with an initial focus on network deployment in France and Germany. Additionally, the Company is establishing Internet data centers (``IDCs") and is providing Internet access, web hosting and other Internet value added services in France, Germany and the United Kingdom. The Company is currently implementing its business plan to deploy and operate metropolitan area networks in markets in France and Germany and provide Internet-related services in these markets and the United Kingdom. A facilities-based operator uses mainly its own telecommunications facilities to provide service, in contrast with non-facilities-based resellers who purchase the services of other providers and then retail the services to customers.

    As discussed further below, CompleTel Europe was an indirect majority owned subsidiary of CompleTel LLC ("LLC"), a Delaware limited liability company, through November 2000. An indirect 7% interest in CompleTel Europe was acquired by purchasers of units in the Offering (see Note 5). LLC was known as CableTel Delaware LLC ("CableTel Delaware") from its formation on January 8, 1998 through May 18, 1998, when it was reorganized and renamed as CableTel Europe LLC in connection with the admission of a new member. Effective August 20, 1998, CableTel Europe LLC changed its name to CompleTel LLC.

    As of December 31, 1998, LLC's other direct and indirect wholly-owned subsidiaries consisted of CableTel Management Inc. ("Management Co."), CompleTel Holding I B.V. ("BVI"), CompleTel Holding II B.V. ("BVII"), its French operating subsidiary, CompleTel SAS ("CompleTel France") (formerly known as CompleTel S.A.R.L.), its UK operating subsidiary, CompleTel UK Limited ("CompleTel UK"), and its German operating subsidiary, CompleTel GmbH ("CompleTel Germany"). As of December 31, 1998, LLC's operating companies were held indirectly through BVI and BVII. CompleTel Europe had no material assets or operations as of December 31, 1998.

    In January 1999, LLC formed CompleTel Services SAS, CompleTel Holdings LLC ("CompleTel Holdings"), CompleTel ECC B.V. ("CompleTel ECC"), CompleTel (N.A.) N.V. ("NANV") and CompleTel SPC ("CompleTel SPC"). CompleTel Holdings was formed to issue the equity component of the Offering (see Note 5). CompleTel ECC was formed to be the group's European corporate center and to hold the proceeds of the Offering, through an escrow account, until the Company received certain financing commitments. Through a series of transactions in the restructuring, LLC contributed approximately E51 million of equity, consisting of cash of approximately E46 million and accounts receivable of approximately E5 million, to CompleTel France through CompleTel SPC. Also, through a series of restructuring transactions, CompleTel SPC became a wholly-owned subsidiary of BVI. BVI was contributed to CompleTel Europe in exchange for the issuance of 73,537,325 additional ordinary shares and CompleTel Europe became a wholly-owned subsidiary of NANV. Furthermore, LLC contributed its 100% interest in NANV to CompleTel Holdings in exchange for all 19,596,429 Class A Membership

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(1) ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)
Interests in CompleTel Holdings. The Non-Voting Class B Membership Interests in CompleTel Holdings were issued substantially to unrelated parties in connection with the Offering (see Note 5). In connection with this issuance by CompleTel Holdings of its Non-Voting Class B Membership Interests, CompleTel Europe issued 7,375,000 additional ordinary shares to NANV and NANV issued additional ordinary shares to CompleTel Holdings in consideration of a cash contribution to CompleTel Europe totaling approximately E4 million. This corporate reorganization has been accounted for as a reorganization of entities under common control, similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements retroactively reflect the new corporate organizational structure of CompleTel Europe as if CompleTel Europe had been incorporated as of January 8, 1998. The incorporation is reflected through a deemed issuance, on January 8, 1998, of 24,444,820 shares of CompleTel Europe in exchange for a subscription receivable from LLC of approximately E46,000, which was paid on December 14, 1998. Furthermore, the accompanying consolidated financial statements have been prepared as though CompleTel Europe had performed all competitive local exchange carrier ("CLEC") related development activities in Western Europe since the inception of LLC. The accompanying consolidated financial statements of CompleTel Europe include its direct and indirect wholly-owned subsidiaries consisting of BVI, BVII, CompleTel France, CompleTel Germany, CompleTel UK, CompleTel ECC and CompleTel SPC.

    In November and December 1999, LLC received additional cash contributions totaling approximately E41.7 million from new and existing investors. As of December 31, 1999, LLC had contributed, through a series of planned transactions, E39.6 million to CompleTel GmbH through intermediate subsidiaries in exchange for one share of CompleTel GmbH, and contributed approximately
E2.1 million to CompleTel Europe through intermediate subsidiaries in exchange for ordinary shares of CompleTel Europe. Through this series of planned transactions, an intermediate subsidiary of LLC received one share of CompleTel GmbH, which was contributed to BVI in February 2000 in exchange for one BVI class B share. Also, in February 2000 the BVI share was contributed to CompleTel Europe in exchange for ordinary shares in CompleTel Europe. These transactions have been accounted for as a reorganization of entities under common control. Accordingly, the accompanying consolidated financial statements retroactively reflect the deemed capital contribution by LLC through certain intermediate subsidiaries to BVI and CompleTel Europe of the one share interest in CompleTel GmbH and the associated 20,775,915 ordinary shares issued by CompleTel Europe as if such transaction had occurred in December 1999.

    Following CompleTel Europe's initial public offering ("IPO") (see Note 4), LLC commenced certain transactions that provided its members the ability to hold their interests in CompleTel Europe directly rather than indirectly. In December 2000, an aggregate 61,671,987 shares of CompleTel Europe were distributed to members of LLC. As a result of this distribution and the contribution transaction described in Note 3, LLC no longer exercises majority voting control over CompleTel Europe and CompleTel Europe is not a consolidated entity in the financial statements of LLC, effective December 1, 2000.

    CompleTel Europe has been principally engaged in developing its business plans, applying for and procuring regulatory and government authorizations, raising capital, hiring management and other key personnel, working on the design, development and construction of the Company's fiber optic networks and operation support systems ("OSS"), negotiating equipment and facilities agreements, and negotiating interconnection agreements and certain right-of-way agreements. As a result of its initial start-up activities, the Company has experienced significant operating losses and negative cash flows

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(1) ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED) from operations. The Company expects to continue to generate negative cash flows from operations in each market while it continues development, construction, and expansion of its business and until the Company establishes a sufficient revenue generating customer base in that market. The Company also expects to experience increasing operating losses and negative cash flows from operations as it expands its operations and enters new markets, even if and after it achieves positive cash flow from operations in its initial markets.

    The Company's ultimate success will be affected by the problems, expenses and delays encountered in connection with the formation of any new business and by the competitive environment in which the Company operates. The Company's performance will further be affected by its ability to obtain licenses, properly assess potential markets, secure financing or raise additional capital, design networks, acquire right-of-way and building access rights, implement interconnection with incumbent public telecommunications operators ("PTOs"), lease adequate trunking capacity from PTOs, purchase and install switches in additional markets, implement efficient OSS and other back office systems, develop a sufficient customer base, and attract, retain and motivate qualified personnel. Delays or failure in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever operate profitably.

    The actual amount and timing of the Company's future capital requirements may differ materially from the Company's current estimates, and additional financing may be required in the event of departures from the Company's current business plans and projections, including those caused by unforeseen delays, cost overruns, engineering design changes, demand for the Company's services that varies from that expected by the Company, and adverse regulatory, technological or competitive developments. The Company may also require additional capital if it alters the schedule or targets of its roll-out plan in response to regulatory, technological or competitive developments (including additional market developments and new opportunities in and outside of its target markets).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has adopted a calendar fiscal year.

STOCK-SPLITS

    In April 1999, the Company executed a stock-split through which its 431 ordinary shares then outstanding were converted into 21,071,429 of the Company's ordinary shares. Additionally, the Company increased its authorized ordinary shares to 105,330,800. Subsequent to December 31, 1999, the Company completed a 5-for-1 stock split through which its then outstanding ordinary shares totaling 25,226,612 were converted into 126,133,060 ordinary shares. Additionally, the Company

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) increased its authorized ordinary shares to 625,000,000 and changed the nominal value of its ordinary shares to E.10 per ordinary share. Accordingly, the accompanying consolidated financial statements have been retroactively restated to give effect to these recapitalizations.

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

SHORT-TERM, LONG-TERM INVESTMENTS, RESTRICTED

    Restricted investments include investments in Euro-denominated securities related to our Senior Notes (Note 5) and have been classified based on the expected expiration of such requirements.

ACCOUNTS RECEIVABLE

    Customer accounts receivable represent receivables from the Company's services, less an allowance for doubtful receivables. The Company wrote off accounts receivable balances totaling approximately E18,000 during the year ended December 31, 2000 and had no write-offs during 1999.

PREPAID EXPENSES, VAT RECEIVABLES AND OTHER CURRENT ASSETS

    Prepaid expenses consist of prepaid rent and prepaid insurance. Prepayments are amortized on a straight-line basis over the life of the underlying agreements. VAT receivables consist primarily of amounts due to the Company's European subsidiaries for value added taxes ("VAT") paid on purchased goods and services. VAT receivables are recoverable through a netting of VAT payable on sales revenue or by a request for reimbursement to the applicable taxing authority. Other current assets consist primarily of deposits on office and switch location premises.

PROPERTY AND EQUIPMENT

    Property and equipment includes network equipment, office furniture and equipment, computer equipment and software, leasehold improvements and construction in progress. These assets are stated

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) at cost and are being depreciated when ready for their intended use on a straight-line basis over the estimated useful lives of the related assets as follows:

                                                                ESTIMATED
                                                               USEFUL LIFE
                                                              -------------
Network equipment...........................................  3 to 8 years
Office furniture and equipment..............................  5 years
Computer equipment and software.............................  3 to 5 years
Leasehold improvements......................................  9 to12 years
Buildings...................................................  20 years

    Property and equipment consisted of the following (in thousands):

                                                                    DECEMBER 31,
                                                          ---------------------------------
                                                              2000              1999
                                                          -------------   -----------------
Network equipment.......................................  E     216,016   E          42,343
Office furniture and equipment..........................          5,186               1,384
Computer equipment and software.........................         10,891               5,095
Leasehold improvements..................................          8,239               1,847
Buildings...............................................            205                 205
                                                          -------------   -----------------
Property and equipment, in service......................        240,537              50,874
Less: accumulated depreciation..........................        (24,963)             (4,144)
                                                          -------------   -----------------
Property and equipment, in service, net.................        215,574              46,730
Construction in progress................................         83,049              45,216
                                                          -------------   -----------------
Property and equipment, net.............................  E     298,623   E          91,946
                                                          =============   =================

    The Company capitalized approximately E10.1 million and E1.3 million of interest for the years ended December 31, 2000 and 1999, respectively.

COMPUTER SOFTWARE COSTS

    The Company capitalizes software used for internal purposes in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Internal and external costs incurred in the planning or conceptual development of software for internal use are expensed as incurred. Once the planning or conceptual development of software has been achieved and the project has reached the application or development stage, external direct costs of materials and services used in the project, payroll and payroll-related costs for employees who are directly associated with and who devote time to the project (to the extent of the time spent directly on the project) and interest cost incurred in the development of the project are capitalized. Training and routine maintenance costs are expensed as incurred.

DEFERRED FINANCING COSTS

    Costs to obtain debt financing are capitalized and amortized to interest expense over the life of the related debt facility using the effective interest method.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LICENSE COSTS

    The Company capitalizes third-party direct costs associated with obtaining licenses. Capitalized license costs are amortized at commencement of operations over the lives of the related licenses, ranging from 15 to 25 years.

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

REVENUE RECOGNITION

    Revenues related to non-installation services offered by the Company are recognized in the period the services are delivered.

    Installation revenues are initially deferred upon receipt and amortized to revenue over either the longer of the underlying contract period or the expected customer relationship.

    As required, the Company adopted Staff Accounting Bulletin No. 101, ``Revenue Recognition in Financial Statements" (``SAB 101") in the fourth quarter of 2000, retroactive to January 1, 2000. SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company's statements of operations reflect the application of SAB 101, which resulted in the deferral of approximately
E2.1 million of installation revenues into future periods. The cumulative effect of change in accounting principle is reflected in the consolidated statement of operations for the impact related to periods prior to January 2000. The cumulative effect related to periods prior to January 2000 was immaterial to the consolidated financial statements taken as a whole.

    One customer generated approxmately 10% of the Company's revenue during 2000.

STOCK-BASED COMPENSATION

    LLC and the Company account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, ``Accounting for Stock Issued to Employees," and certain related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). Certain non-cash compensation amounts are pushed down from LLC to the Company and recorded as a deemed capital contribution, with an offsetting entry to deferred compensation. Deferred compensation is amortized to expense over the vesting period of the related stock-based awards. Non-cash compensation charges are primarily attributable to employees whose salary and benefits are otherwise recorded in selling, general and administrative expenses.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    The Company accounts for income taxes under the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and income tax bases of assets, liabilities and carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse or the carryforwards are expected to be utilized. Net deferred tax assets are then reduced by a valuation allowance if management believes it is more likely than not they will not be realized.

COMPREHENSIVE LOSS

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires that an enterprise (i) classify items of other comprehensive income (loss) by their nature in the financial statements and (ii) display the accumulated balance of other comprehensive income (loss) separately from retained earnings (deficit) and additional paid-in capital in the equity section of a balance sheet. The Company's other comprehensive loss, as set forth in the accompanying consolidated statements of shareholders' equity (deficit), includes cumulative translation adjustments.

BASIC AND DILUTED LOSS PER ORDINARY SHARE

    Basic earnings (loss) per ordinary share is determined by dividing net income (loss) by the weighted average number of ordinary shares outstanding during each period. Diluted earnings (loss) per share includes the effects of potentially issuable ordinary shares, but only if dilutive. Because the Company had no potentially issuable shares until the award of certain stock options in 1999 and 2000, and because any such shares would be antidilutive, there are no differences between basic and diluted loss per ordinary share for the Company through December 31, 2000. The weighted average ordinary shares outstanding for the 1998 period assumes the initial capitalization of the Company (24,444,820 ordinary shares) occurred as of January 8, 1998. The weighted average ordinary shares outstanding for 2000 excludes the issuance in November 2000 of 3,142,162 ordinary shares for LLC units contributed to the Company (See Note 3).

    For the year ended December 31, 2000, basic and diluted loss per ordinary share is comprised of the following:


Loss before extraordinary item and accounting change........  E     (1.35)
Extraordinary item..........................................          .01
Cumulative of effect of change in accounting principle......           --
                                                              -----------
Basic and diluted loss per ordinary share...................  E     (1.34)
                                                              ===========

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

    Through December 31, 1999, the functional currency for the Company's foreign operations was the applicable local currency for the affiliate company and the functional currency for CompleTel Europe was the U.S. dollar. Effective
January 1, 2000, CompleTel Europe and each of its subsidiaries, except

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) those in the U.K. adopted the Euro as their functional currency. Additionally, the Company has adopted the Euro as its financial reporting currency. As a result, the Company has restated prior period amounts by translating prior period U.S. dollar amounts into the Euro. The Company's results of operations for periods prior to January 1, 1999 (introduction date for the Euro) have been restated using the January 1, 1999 exchange rate between the U.S. dollar and the Euro.

    Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the consolidated statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into Euro that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity (deficit).

    Transactions denominated in currencies other than the local functional currency of the Company's operating subsidiaries, including U.S. dollar denominated intercompany accounts and notes payable to LLC and Management Co., are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

    The Company's subsidiaries periodically have payables that are denominated in a currency other than their own functional currency. The Company has not historically hedged foreign currency denominated transactions for receivables or payables related to current operations. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluation against the euro.

NEW ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133"
("SFAS 137") which delayed the effective date of SFAS 133 until all fiscal quarters of fiscal years beginning after June 15, 2000. As of December 31, 2000, the Company was not engaged in any transactions involving derivative financial instruments and, accordingly, there was no impact of adopting SFAS 133 effective January 1, 2001.

RECLASSIFICATIONS

    Certain amounts in the accompanying financial statements have been reclassified to conform to the December 31, 2000 presentation.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(3) RELATED PARTY TRANSACTIONS

EMPLOYEE LOANS

    In March 2000 iPcenta Limited, a wholly-owned indirect subsidiary of the Company, loaned its Managing Director the principal amount of $206,500 to purchase common units of LLC. The principal amount, together with accumulated interest at the rate of 7% compounded semi-annually, is due and payable on the earlier of January 15, 2003, 30 days after a termination for cause, or 90 days after any termination of employment. The common units are subject to vesting and forfeiture provisions and will, if vested, entitle the Managing Director to receive a pro rata number of CompleTel Europe shares when and if LLC is liquidated. iPcenta has agreed to forgive a pro rata portion of the principal and interest on the note as the common units vest or upon any forfeiture. The Company is recognizing compensation expense equal to the $206,500 loan amount which will be forgiven over the related vesting period of the common units.

    In March 2000, a limited number of the Company's employees obtained interest bearing loans in an approximate aggregate principal amount of E2.0 million from a commercial bank to purchase shares in the Company's IPO. These include loans to two Managing Directors of the Company, in the principal amounts of E567,000 and E309,000, respectively. The loans are for a term of 18 months and are secured by a pledge of the shares purchased by such individuals. In addition, the Company has agreed to guarantee the employee and officer loans in the approximate total amount of E2 million and has agreed to assume the interest payments on the loans.

    In December 2000, the Company loaned its President and Chief Executive Officer the principal amount of $1.5 million. The principal amount, together with accumulated interest at the annual rate of 7% is due and payable on the earlier of December 31, 2001, or 180 days after any termination of employment. The loan is secured by 1,000 units of LLC owned by the President and Chief Executive Officer and all proceeds and distributions made in respect of such units.

MANAGEMENT AGREEMENT

    During 1999, LLC and Management Co., executed management services agreements (as amended, the "Management Agreements"), pursuant to which Management Co. performed certain services for LLC and its direct and indirect subsidiaries. The Management Agreements provided for reimbursement in an amount of 105% (103% prior to February 1999) of all expenses incurred by Management Co. in the performance of the Management Agreements. These items incurred by Management Co. consist primarily of executive management salaries and benefits, occupancy costs and professional fees and were allocated to certain of the LLC's direct and indirect subsidiaries (the "Operating Subsidiaries") based upon an estimate of the percentage of such items that are attributable to the operations of the Operating Subsidiaries. Beginning October 2000, these expenses were accounted for within Completel Headquarters Europe S.A.S (``Europe Headquarters"). Accordingly, after October 1, 2000, allocated costs from affiliate represents only those costs of Management Co. and are included in the consolidated statements of operations as allocated costs from affiliate, while costs incurred by Europe Headquarters are classified as part of selling, general and administrative costs. Management believes that the allocation method is reasonable and that such costs are representative of the costs which would have been incurred by the Operating Subsidiaries on a stand-alone basis without any support from LLC. For the years ended December 31, 2000 and 1999 and for the period from commencement of operations (January 8, 1998) to December 31, 1998, the Company recorded approximately E12.1 million, E6.2 million and E2.6 million, respectively, for billings under the Management Agreements.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(3) RELATED PARTY TRANSACTIONS (CONTINUED)
CONTRIBUTION OF LLC COMMON UNITS FOR COMPLETEL EUROPE NV ORDINARY SHARES

    In late November 2000, certain employees of CompleTel Europe who held common units of LLC, contributed all such common units, except for those still subject to performance vesting provisions (see Note 9), to CompleTel Europe as consideration for 3,142,162 newly issued ordinary shares of CompleTel Europe. The number of ordinary shares issued was equal to the number of ordinary shares represented by the common units contributed to CompleTel Europe and were recorded at E15.6 million, the fair market value of those shares on the date of issuance. The corresponding investment in LLC, representing approximately 3,280 common units which are exchangeable into 3,142,162 ordinary shares of the Company, is reflected as a reduction of CompleTel Europe's equity in the accompanying statement of shareholders' equity, similar to treasury stock. The common units contributed included both vested and non-vested time vesting units. The ordinary shares issued in respect of the non-vested units remain subject to the same vesting provisions as the original award (see Note 9).

(4) INITIAL PUBLIC OFFERING

    On March 30, 2000, CompleTel Europe completed the IPO of its ordinary shares. In the offering, CompleTel Europe issued 31,280,000 ordinary shares in exchange for gross proceeds of approximately E547.4 million, based on the euro public offering price of E17.50 per share. A portion of the IPO shares, 8,343,931, were offered in the U.S., at a public offering price of $17.09 per share. After giving effect to the translation of U.S. dollars received for shares offered in the U.S., gross proceeds translated into euros totaled approximately E551.4 million. The Company is using the proceeds to (i) further develop fiber optic networks in its target markets in France and Germany,
(ii) fund the build out of its IDCs and expansion of its Internet-related services, (iii) develop complimentary local access systems, Internet-related services, (iii) develop complimentary local access systems, (iv) fund net operating losses and (v) for general corporate purposes.

(5) INDEBTEDNESS

SENIOR DISCOUNT NOTES

    In February 1999, the CompleTel Europe and CompleTel Holdings completed an Offering of 147,500 units (the "Units") consisting of approximately
E131.9 million aggregate principal amount of 14% Senior Discount Notes due 2009 (the "Notes") issued by CompleTel Europe and 1,475,000 non-voting Class B Membership Interests of CompleTel Holdings. CompleTel Europe issued the Notes at a substantial discount from their principal amount at maturity on February 16, 2009. A principal investor in LLC acquired 400 Units in the Offering. The proceeds of the Offering, net of offering fees and costs, were approximately E64.9 million and were held in an escrow account until CompleTel Europe received a minimum commitment of $90 million in senior credit facilities, which was received in April 1999. To comply with Netherlands laws, the Notes are guaranteed by LLC on a senior unsecured basis. As LLC is a holding company with no operations other than the operations to be conducted by CompleTel Europe and its subsidiaries, it is unlikely that LLC would have sufficient funds to satisfy CompleTel Europe's obligations on the Notes if CompleTel Europe is unable to satisfy its own obligation on the Notes. Of the approximately E67.1 million gross proceeds from the Offering, approximately E63.1 million was attributed to the Notes and approximately E4 million was attributed to

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(5) INDEBTEDNESS (CONTINUED)
the 1,475,000 Class B Membership Interests of CompleTel Holdings. The
E4 million allocated to the Class B Membership Interests represents additional discount on the Notes.

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

SENIOR NOTES OFFERING

    In April 2000, the Company completed an offering of an aggregate
E200 million 14% senior notes due 2010 (the "Senior Notes"). A portion of the proceeds were used to repurchase $27.0 million (E27.6 million) principal amount at maturity of the Senior Discount Notes. To comply with Netherlands laws, the Senior Notes were guaranteed by LLC on a senior, unsecured basis. In
March 2001, this guaranty terminated. The Company lent approximately
E78.0 million of the net proceeds to a wholly-owned subsidiary which used the funds to invest in a portfolio of securities which is pledged as security for the Senior Notes. The proceeds of these pledged securities will be used to make the first six interest payments on the Senior Notes. The remaining proceeds from the Senior Notes offering will be used to (i) fund the further deployment of the Company's networks in existing markets and an additional six cities in France and Germany, (ii) fund the expansion of the Company's Internet-related services,
(iii) develop complementary local access systems, (iv) fund net operating losses and (v) for general and corporate purposes.

    Long-term debt consists of the following (in thousands):

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                               2000            1999
                                                           -------------   ------------
14% Senior Discount Notes, face amount $120.5 million,
  due 2009, effective interest rate of 15.1%, converted
  to euro at December 31, 2000 and 1999 exchange rates of
  0.942 and 1.007, respectively..........................  E      80,597   E     79,596
14% Senior Notes, face amount E200.0 million, due 2010...        200,000             --
                                                           -------------   ------------
                                                           E     280,597   E     79,596
                                                           =============   ============

CREDIT AGREEMENT

    In January 2000, the Company executed an agreement for a E265 million senior secured credit facility with Goldman Sachs International and BNP Paribas as co-arrangers of the facility. Under the facility, the funds were to be available to the Company's subsidiaries, initially to include CompleTel ECC B.V., CompleTel Services S.A.S., CompleTel S.A.S., and CompleTel GMBH, in two tranches including a euro term facility which was available until December 31, 2000, in the aggregate amount of E105 million, and a euro revolving loan facility available until December 31, 2002, in the aggregate amount of E160 million. The E160 million tranche was to become available after May 31, 2000, if the euro term facility was fully drawn and other conditions were satisfied. Subsequent to December 31, 2002, up to E141 million of the outstanding advances under the euro revolving loan facility were first to

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(5) INDEBTEDNESS (CONTINUED)
be converted into a term loan, and any other outstanding advances were to become part of a E19 million working capital facility. The facility matures on December 31, 2006.

    In April 2000, the Company entered into an agreement (the "Suspension Agreement") with the lenders whereby the Company agreed not to borrow funds under the credit facility in exchange for the lenders agreement to suspend the application of various provisions, including substantially all of the representations, convenants and events of default in the credit facility. In January 2001, the Company extended the Suspension Agreement until April 11, 2001. The Company is currently seeking a further extension of the credit facility until June 30, 2001. However, the Company is exploring funding options, and there is no assurance that it will seek or obtain additional credit now or in the future. During the period the Suspension Agreement is in effect, the facility is, nevertheless, guaranteed by its subsidiaries and is secured by, among other things, pledges of the stock of substantially all of its subsidiaries, as well as a number of its present and future material assets and revenues.

(6) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES, INCLUDING RIGHTS-OF-WAY AGREEMENTS

    The Company has entered into various operating lease agreements for network switch locations, office space, employee residences and vehicles. In addition, during 1999 and 2000, the Company entered into various rights-of-way agreements. Future minimum lease obligations related to the Company's operating leases and rights-of-way agreements are as follows for the years ending December 31 (in thousands):


2001........................................................  E      6,030
2002........................................................         6,001
2003........................................................         5,970
2004........................................................         5,702
2005........................................................         5,340
Thereafter..................................................        16,265
                                                              ------------
  Total.....................................................  E     45,308
                                                              ============

    Total rent expense for the years ended December 31, 2000 and 1999 was approximately E4.3 million and E1.4 million, respectively, and for the period from commencement of operations (January 8, 1998) through December 31, 1998 was approximately E103,000.

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

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(6) COMMITMENTS AND CONTINGENCIES (CONTINUED)
SERVICE LICENSES

FRANCE

    On December 13, 1998 the Secretaire d'Etat a l'Industrie, based on the recommendation of the Autorite de Regulation des Telecommunications ("ART"), awarded the Company's French operating subsidiary a fixed wireline license and service license for network deployment in four regions and six cities and the provision of services in four regions and six departments in France. The term of these licenses is 15 years from December 13, 1998. Under French law, these licenses entitle the Company, among other things, to obtain rights-of-way to establish network infrastructure along public roads, to obtain easements on private property and to obtain certain rights on public domain property other than roads. On November 7, 2000, the Company obtained an extension of its license to operate a public telecommunications network in an additional city and to provide public voice telephony services in a fifth region.

UNITED KINGDOM

    On January 11, 1999, the Secretary of State for Trade and Industry at the Department of Trade and Industry granted CompleTel UK an individual license to operate fixed public telecommunications systems of any kind in the United Kingdom (a "PTO license"). The PTO license will also license the operation of international facilities. Licenses granted by the PTO are for 25 years. The Company currently does not plan to operate under the PTO license, but has been advised that this does not constitute grounds, which by itself, would result in revocation of the PTO license. To provide international services in the United Kingdom, the Company has also obtained an International Simple Voice Resale License. The Company plans to provide some services under the Telecommunications Services License, a class license that allows the Company to provide a number of services other than those requiring individual licenses.

GERMANY

    On March 8, 1999, the Regulierungsbehorde fur Telekommunikation und Post granted CompleTel Germany class 3 (general infrastructure license) and class 4 (license required for operation of voice telephony services based on self-operated telecommunications networks) licenses for three markets in Germany, including the Company's initial target market, which were subsequently amended in July 1999 and January, July and October 2000, to include among others, CompleTel Germany's additional markets. These licenses are of unlimited duration.

(7) INCOME TAXES

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

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(7) INCOME TAXES (CONTINUED)

    For Dutch corporate income tax purposes, net operating loss ("NOL") carryforwards may be carried forward indefinitely.

GERMANY

    As of December 31, 2000, CompleTel Germany had generated NOL carryforwards for income tax purposes totaling approximately E26 million. For German income tax purposes, NOL carryforwards may be carried forward indefinitely. The current statutory tax rate for Germany is 52.38%.

FRANCE

    As of December 31, 2000, CompleTel France had generated NOL carryforwards for income tax purposes totaling approximately E43 million. For French income tax purposes NOL carryforwards may generally be carried forward for a period of up to five years. Start-up costs are capitalized for French tax purposes. The Company considers the majority of these costs as eligible for the deferred depreciation regime for French tax purposes, resulting in an indefinite carryforward life of the corresponding amortization expense.

    The Company has recorded a valuation allowance equal to the total net deferred tax assets as of December 31, 2000 and 1999, due to the uncertainty of realization through future operations. The valuation allowance will be reduced at such time as management believes it is more likely than not that the net deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future provisions for income tax expense. The difference between income tax expense provided in the consolidated financial statements and the expected income tax benefit at statutory rates related to the Company's corporate and foreign subsidiary operations for the years ended December 31, 2000 and 1999 and for the period from commencement of operations (January 8, 1998) to December 31, 1998, is reconciled as follows (in thousands):

                                                                              COMMENCEMENT
                                                     YEAR ENDED               OF OPERATIONS
                                                    DECEMBER 31,            (JANUARY 8, 1998)
                                            -----------------------------    TO DECEMBER 31,
                                                2000            1999              1998
                                            -------------   -------------   -----------------
Expected income tax benefit at the
  weighted average statutory rate of
  39.56%..................................  E      79,313   E      19,697      E      2,169
Stock-based compensation..................        (23,953)           (256)              (55)
Other.....................................             --              77                --
Valuation allowance.......................        (55,360)        (19,518)           (2,114)
                                            -------------   -------------      ------------
    Total income tax benefit..............  E          --   E          --      E         --
                                            =============   =============      ============

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(7) INCOME TAXES (CONTINUED)
    Deferred tax assets are as follows:

                                                                  DECEMBER 31,
                                                          -----------------------------
                                                              2000            1999
                                                          -------------   -------------
Deferred tax assets:
  Operating loss carryforwards..........................  E      73,722   E      19,545
  Capitalized start-up costs............................            728             928
  Net unrealized foreign exchange loss..................             --             608
  Depreciation and amortization.........................          3,641           1,641
  Other.................................................             --               9
                                                          -------------   -------------
  Total deferred tax assets.............................         78,091          22,731
  Less valuation allowance..............................        (78,091)        (22,731)
                                                          -------------   -------------
  Net deferred taxes....................................  E          --   E          --
                                                          =============   =============

(8) SEGMENT REPORTING

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

    Management currently evaluates the Company's development efforts according to the geographic location of its markets. The key operating performance criteria used in this valuation includes revenue growth and operating income before interest, taxes, depreciation, amortization, non-cash compensation expense and other non-cash items, including foreign exchange gains or losses (``Adjusted EBITDA"). Certain financial information reflecting the Company's development efforts by geographic location is presented below.

    As of December 31, 2000 and for the year ended December 31, 2000:

                                                                                            COMPLETEL
                                            COMPLETEL       COMPLETEL       COMPLETEL      EUROPE AND
                                               SAS            GMBH             UK             OTHER       CONSOLIDATED
                                          -------------   -------------   -------------   -------------   -------------
Revenues................................  E      22,951   E       2,955   E       5,634   E         --    E      31,540
Adjusted EBITDA.........................        (54,886)        (32,350)         (4,758)        (1,200)         (93,194)
Total assets............................        199,950         176,323          14,914        434,169          825,356
Expenditures for long-lived assets......        101,335         108,798           9,129         10,939          230,201

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(8) SEGMENT REPORTING (CONTINUED)
    As of December 31, 1999 and for the year ended December 31, 1999:

                                                                                          COMPLETEL
                                             COMPLETEL      COMPLETEL      COMPLETEL      EUROPE AND
                                                SAS            GMBH            UK           OTHER       CONSOLIDATED
                                           -------------   ------------   ------------   ------------   -------------
Revenues.................................  E       1,903   E        --    E       958    E        --    E       2,861
Adjusted EBITDA..........................        (27,237)       (5,305)        (1,346)        (2,055)         (35,943)
Total assets.............................         80,860        67,674          1,724         25,950          176,208
Expenditures for long-lived assets.......         68,854        27,435            855             --           97,144

    As of December 31, 1998 and for the period from inception (January 8, 1998) to December 31, 1998:

                                                                                     COMPLETEL
                                            COMPLETEL     COMPLETEL    COMPLETEL    EUROPE AND
                                               SAS           GMBH          UK          OTHER      CONSOLIDATED
                                           ------------   ----------   ----------   -----------   ------------
Revenues.................................  E        --    E      --    E      --    E       --    E         --
Adjusted EBITDA..........................       (4,998)          --           --        (1,307)         (6,305)
Total assets.............................        5,294           16           18         1,413           6,741
Expenditures for long-lived assets.......        3,125           16           18           583           3,742

(9) EMPLOYEE INCENTIVE PLANS

LLC COMMON UNITS

    Certain employees of the Company and LLC have purchased common units of LLC for $1 per unit under their executive securities agreements. The common units issued consist of non-performance time vesting units and performance vesting units. The non-performance time vesting units generally vest over a four year period. Vesting for non-performance time vesting units was accelerated by one year upon the completion of the IPO in March 2000. As discussed in Note 3, certain of these non-performance time vesting units were contributed to CompleTel Europe in exchange for newly issued CompleTel Europe ordinary shares, subject to the same vesting provisions of the original issuance of common units. The Company accounts for these awards under APB 25 and related interpretations. Accordingly, the intrinsic value of the non-performance time vesting units was accounted for at issuance and pushed down to the Company as additional paid-in capital, with an offsetting entry to deferred compensation. The intrinsic value of the non-performance time vesting units issued through December 31, 1999, totaled approximately E2.6 million. This deferred compensation is being amortized over the vesting period for the applicable award, generally four years. Amortization of deferred compensation expense totaled approximately E634,000 and E55,000 for the year ended December 31, 1999 and for the period ended December 31, 1998, respectively.

    The performance vesting units are, in addition to time vesting, subject to performance vesting according to certain multiple-of-invested-capital tests calculated based upon the valuation of LLC's equity implied by a qualified public offering and/or by actual sales of LLC's securities by Madison Dearborn Partners ("MDP"). If any performance vesting units remain unvested on May 18, 2005, there shall be deemed to have occurred a sale of the LLC's securities by MDP at fair market value. Any performance vesting units that do not vest upon such a deemed sale will be forfeited.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(9) EMPLOYEE INCENTIVE PLANS (CONTINUED)
    CompleTel Europe's IPO in March 2000 caused certain common units of LLC held by employees of the Company to vest as a result of meeting specified performance vesting criteria. As a result, the Company recorded compensation expense of approximately E41.9 million based on the value of those vested common units as implied by the IPO price received. In addition, based upon the IPO value indicated above, the Company recorded additional compensation expense and deferred compensation in the quarter ended March 31, 2000, of approximately E24.0 million and E74.9 million, respectively, for performance vesting units that did not vest as a result of the IPO but which may vest upon a qualified sale by MDP, or in May 2005 based on a deemed vesting date. The additional deferred compensation is amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by MDP as defined in the executive securities agreements). The recorded amount of compensation expense and deferred compensation for these variable awards are adjusted at each quarterly reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of each reporting period based on the then current market value of the ordinary shares of CompleTel Europe. Accordingly, as of December 31, 2000, CompleTel Europe reduced the initially recorded amount of compensation expense by approximately E12.4 million and deferred compensation by approximately E60.1 million based on the closing price per share on December 31, 2000.

    The compensation charges (credits) described above, are included in non-cash compensation charges (credits) in the accompanying statement of operations for the year ended December 31, 2000. Also included in non-cash compensation charges for the year ended December 31, 2000 is E7.0 million resulting from the recognition of deferred compensation on fixed stock option awards granted to the Company's employees and other common units of LLC held by employees subject only to time vesting.

STOCK OPTION PLAN

    In December 1999, the Company adopted the CompleTel Europe N.V. 2000 Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to purchase ordinary shares of CompleTel Europe to employees of the Company.

    Options granted are subject to vesting as follows. Options granted to employees resident in France vest in an increment of 60% of the ordinary shares subject to the option on the second anniversary of the date of the grant and in two increments of 20% on the third and fourth anniversaries of the date of the grant. Options granted to employees resident in the United Kingdom, Germany and the U.S. vest in annual increments of 25% of the ordinary shares subject to the option, commencing on the first anniversary date of the grant.

    The number of options to acquire shares under the Option Plan totals 18,919,960, or approximately 15.0% of the Company's ordinary shares issued and outstanding as of December 31, 1999.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(9) EMPLOYEE INCENTIVE PLANS (CONTINUED)
    A summary of stock option activity for the Option Plan is as follows:

                                                        YEAR ENDED                   YEAR ENDED
                                                    DECEMBER 31, 2000            DECEMBER 31, 1999
                                                --------------------------   --------------------------
                                                               WEIGHTED                     WEIGHTED
                                                NUMBER OF      AVERAGE       NUMBER OF      AVERAGE
                                                 SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                                ---------   --------------   ---------   --------------
                                                               (EUROS)                      (EUROS)
Outstanding at the beginning of the period....  2,035,230         2.92              --           --
Granted during the period.....................  2,512,897         8.39       2,035,230         2.92
Cancelled during the period...................   (665,150)        5.02              --           --
Exercised during the period...................         --           --                           --
                                                ---------        -----                        -----
Outstanding at the end of the period..........  3,882,977         6.10       2,035,230         2.92
                                                ---------        -----       ---------        -----
Exercisable at the end of the period..........     99,482         2.92              --           --
                                                =========        =====       =========        =====

    The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                      YEAR ENDED               YEAR ENDED
                                                  DECEMBER 31, 2000        DECEMBER 31, 1999
                                                ----------------------   ----------------------
                                                NUMBER OF                NUMBER OF
                                                 OPTIONS    FAIR VALUE    OPTIONS    FAIR VALUE
                                                ---------   ----------   ---------   ----------
Exercise Price:
Less than market price........................    383,740     15.45      2,035,230     15.45
Equal to market price.........................  2,129,157      6.19             --        --
Greater than market price.....................         --        --             --        --
                                                ---------     -----      ---------     -----
Total.........................................  2,512,897      7.60      2,035,230     15.45
                                                =========     =====      =========     =====

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(9) EMPLOYEE INCENTIVE PLANS (CONTINUED)
    The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2000:

                                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                      ------------------------------------------   ---------------------------
                                                      WEIGHTED
                                                      AVERAGE        WEIGHTED                      WEIGHTED
                                       NUMBER OF     REMAINING        AVERAGE       NUMBER OF       AVERAGE
                                        OPTIONS     CONTRACTUAL      EXERCISE        OPTIONS       EXERCISE
                                      OUTSTANDING   LIFE (YEARS)   PRICE (EUROS)   EXERCISABLE   PRICE (EUROS)
                                      -----------   ------------   -------------   -----------   -------------
Exercise Price Range (Euros)
2-4.................................   1,915,695        3.40            2.92           99,482         2.92
4-10................................   1,434,532        4.85            7.10               --           --
10-15...............................     362,750        4.50           13.40               --           --
>15.................................     170,000        4.25           17.50               --           --
                                       ---------       -----           -----        ---------        -----
                                       3,882,977        4.18            6.10           99,482         2.92
                                       =========       =====           =====        =========        =====

PRO FORMA FAIR VALUE DISCLOSURES

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), which defines a fair value based method of accounting for employee stock options and similar equity instruments. However, as allowed by SFAS 123, the Company has elected to account for its stock-based compensation plans using the intrinsic value based method of APB 25 and provide pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method had been applied.

    For pro forma disclosure purposes, the Company has computed the fair value of each option as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                            2000        1999
                                                          ---------   ---------
Risk-free interest rate.................................        6.0%        6.4%
Expected dividend yield.................................          0%          0%
Expected lives outstanding..............................  5.5 years   5.5 years
Expected volatility.....................................       70.0%       17.1%

    The estimated fair value of options granted is amortized to expense over the option vesting period. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting are adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

    Had compensation cost for the Option Plan been determined based upon the fair value of options on their date of grant, the Company's net losses for the years ended December 31, 2000 and 1999 and for the period from inception (January 8, 1998) to December 31, 1998, would have been increased by approximately E2.0 million, E54,000 and E0, respectively.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(10) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                       BASIC AND
                                                                                                        DILUTED
                                                                        OPERATING                      NET LOSS
                                                         REVENUES         LOSS          NET LOSS       PER SHARE
                                                       ------------   -------------   -------------   -----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000(1)
  First Quarter......................................  E      2,527   E     (88,334)  E     (97,701)  E     (0.77)
  Second Quarter(2)..................................         5,035         (20,595)        (27,597)        (0.18)
  Third Quarter......................................         8,889         (29,229)        (35,913)        (0.23)
  Fourth Quarter(3)..................................        15,089         (37,613)        (39,277)        (0.16)

1999
  First Quarter......................................            --          (4,583)         (5,253)        (0.07)
  Second Quarter.....................................           295          (7,681)         (9,688)        (0.09)
  Third Quarter......................................         1,106         (12,950)        (14,222)        (0.13)
  Fourth Quarter.....................................         1,460         (15,665)        (20,627)        (0.21)

  Notes to Quarterly Table:

(1) These amounts have been adjusted to reflect the Company's adoption of SAB 101 during the fourth quarter of 2000, which required the deferral of installation revenues retroactively for the year. (Note 2 "New Accounting Standards").

(2) 2000 second quarter includes extraordinary income of 1,053 related to a gain on the early retirement of a portion of the Company's Senior Notes.

(3) 2000 fourth quarter includes a cumulative effect of change in accounting principle of 263,000 related to the 1999 impact of the Company's adoption of SAB 101.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To CompleTel LLC:

    We have audited the accompanying consolidated balance sheets of COMPLETEL LLC (a Delaware limited liability company) and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, members' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999, and for the period from commencement of operations (January 8, 1998) to December 31, 1998 (after corporate reorganization--see
Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompleTel LLC and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and for the period from commencement of operations (January 8, 1998) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN

Amstelveen, The Netherlands
March 30, 2001.

                         COMPLETEL LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (STATED IN THOUSANDS OF U.S DOLLARS, EXCEPT UNIT AMOUNTS)
                  (AFTER CORPORATE REORGANIZATION--SEE NOTE 1)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $   1,015      $  60,469
  Accounts receivable.......................................           --          1,702
  Prepaid expenses, VAT receivables and other current
    assets..................................................          137         14,892
                                                                ---------      ---------
    Total current assets....................................        1,152         77,063
                                                                ---------      ---------
NON-CURRENT ASSETS:
  Property and equipment, net...............................          458         92,872
  Licenses and other intangibles, net.......................           --          4,938
  Deferred financing costs, net.............................           --          6,352
  Other non-current assets..................................           43            872
  Investment in affiliated company..........................      134,282             --
                                                                ---------      ---------
    Total non-current assets................................      134,783        105,034
                                                                ---------      ---------
TOTAL ASSETS................................................    $ 135,935      $ 182,097
                                                                =========      =========

                        LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Network vendor payables...................................    $      --      $  28,711
  Accrued liabilities and trade accounts payable............        1,304         24,076
                                                                ---------      ---------
    Total current liabilities...............................        1,304         52,787
                                                                ---------      ---------
LONG-TERM DEBT..............................................           --         79,922
                                                                ---------      ---------
MINORITY INTEREST...........................................           --            279
COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED UNITS:
  No par value, -0-, and 84,070 units authorized, issued and
    outstanding, respectively...............................           --        113,469
MEMBERS' EQUITY (DEFICIT):
  Common units, no par value; 131,494 units authorized;
    59,467 and 18,485 units issued and outstanding,
    respectively............................................      381,861         30,065
  Deferred compensation.....................................      (16,179)       (28,495)
  Other cumulative comprehensive loss.......................      (14,690)        (3,912)
  Accumulated deficit.......................................     (216,361)       (62,018)
                                                                ---------      ---------
TOTAL MEMBERS' EQUITY (DEFICIT).............................      134,631        (64,360)
                                                                ---------      ---------
TOTAL LIABILITIES AND MEMBERS' EQUITY (DEFICIT).............    $ 135,935      $ 182,097
                                                                =========      =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                         COMPLETEL LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT UNIT AND PER UNIT AMOUNTS)
                  (AFTER CORPORATE REORGANIZATION--SEE NOTE 1)

                                                                                          COMMENCEMENT
                                                                                         OF OPERATIONS
                                                 YEAR ENDED          YEAR ENDED       (JANUARY 8, 1998) TO
                                              DECEMBER 31, 2000   DECEMBER 31, 1999    DECEMBER 31, 1998
                                              -----------------   -----------------   --------------------
REVENUES....................................      $  24,362           $  2,985              $    --

OPERATING EXPENSES:
  Network costs.............................         26,093              2,407                   --
  Selling, general and administrative.......         73,429             37,803                7,852
  Non-cash compensation expense.............         55,881                675                  192
  Depreciation and amortization.............         17,721              4,534                   59
                                                  ---------           --------              -------
    Total operating expenses................        173,124             45,419                8,103
                                                  ---------           --------              -------
OPERATING LOSS..............................       (148,762)           (42,434)              (8,103)
                                                  ---------           --------              -------

OTHER INCOME (EXPENSE):
  Interest income...........................         17,538              2,814                   11
  Interest expense, net of capitalized
  interest..................................        (22,309)            (8,604)                  --
  Foreign exchange loss and other expense...        (19,018)            (3,621)                  --
                                                  ---------           --------              -------
    Total other income (expense)............        (23,789)            (9,411)                  11
                                                  ---------           --------              -------
NET LOSS BEFORE SHARE IN RESULTS OF
  AFFILIATED COMPANY AND MINORITY
  INTEREST..................................       (172,551)           (51,845)              (8,092)
SHARE IN RESULTS OF AFFILIATED COMPANY......         (4,889)                --                   --

MINORITY INTEREST...........................         24,681              3,501                   --
                                                  ---------           --------              -------
NET LOSS BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................       (152,759)           (48,344)              (8,092)

EXTRAORDINARY ITEM--Gain on early
  extinguishment of debt....................          1,012                 --                   --

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................           (243)                --                   --
                                                  ---------           --------              -------
NET LOSS....................................       (151,990)           (48,344)              (8,092)

ACCRETION OF REDEEMABLE CUMULATIVE
  CONVERTIBLE PREFERRED UNITS...............         (2,353)            (5,219)                (363)
                                                  ---------           --------              -------
NET LOSS APPLICABLE TO COMMON UNITS.........      $(154,343)          $(53,563)             $(8,455)
                                                  =========           ========              =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         COMPLETEL LLC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)
    (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT UNIT AND PER UNIT AMOUNTS)
                  (AFTER CORPORATE REORGANIZATION--SEE NOTE 1)

                                                                           OTHER
                                    COMMON UNITS                         CUMULATIVE                        TOTAL
                                 -------------------     DEFERRED      COMPREHENSIVE    ACCUMULATED    COMPREHENSIVE
                                  NUMBER     AMOUNT    COMPENSATION         LOSS          DEFICIT           LOSS          TOTAL
                                 --------   --------   -------------   --------------   ------------   --------------   ---------
BALANCE, January 8, 1998.......       --    $     --     $      --        $     --       $      --       $      --      $      --
  Deemed issuance of common
    units at formation (actual
    issuance May 18, 1998).....    2,400          --            --              --              --              --
  Issuance of common units at
    May 18, 1998 for services
    provided...................    2,925         115            --              --              --              --            115
  Issuance of common units at
    August 24, 1998 for
    services provided..........      263          13            --              --              --              --             13
  Issuance of forfeitable
    common units...............   10,797         609          (604)             --              --              --              5
  Amortization of deferred
    compensation...............       --          --            64              --              --              --             64
  Accretion of redeemable
    cumulative convertible
    preferred units............       --          --            --              --            (363)             --           (363)
  Cumulative translation
    adjustments................       --          --            --            (160)             --            (160)          (160)
  Net loss.....................       --          --            --              --          (8,092)         (8,092)        (8,092)
                                 -------    --------     ---------        --------       ---------       ---------      ---------
BALANCE, December 31, 1998.....   16,385    $    737     $    (540)       $   (160)      $  (8,455)      $  (8,252)     $  (8,418)
                                                                                                         =========
  Cancellation of units deemed
    issued at formation and
    units issued for services
    provided...................   (2,250)        (61)           61              --              --              --             --
  Issuance of forfeitable
    common units to management
    investor...................    2,250         300          (300)             --              --              --             --
  Repurchases of previously
    issued forfeitable common
    units......................     (121)        (24)           24              --              --              --             --
  Issuance of forfeitable
    common units...............    2,221       1,915        (1,915)             --              --              --             --
  Issuance of subsidiary stock
    options....................       --      26,500       (26,500)             --              --              --             --
  Gain on issuance of equity at
    subsidiary.................       --         698            --              --              --              --            698
  Amortization of deferred
    compensation...............       --          --           675              --              --              --            675
  Accretion of redeemable
    cumulative convertible
    preferred units............       --          --            --              --          (5,219)             --         (5,219)
  Cumulative translation
    adjustments................       --          --            --          (3,752)             --          (3,752)        (3,752)
  Net loss.....................       --          --            --              --         (48,344)        (48,344)       (48,344)
                                 -------    --------     ---------        --------       ---------       ---------      ---------
BALANCE, December 31, 1999.....   18,485    $ 30,065     $ (28,495)       $ (3,912)      $ (62,018)      $ (52,096)     $ (64,360)
                                                                                                         =========
  Issuance of forfeitable
    common units...............      100       1,150        (1,150)             --              --              --             --
  Repurchase of forfeitable
    common units...............     (719)         --        (3,007)             --              --              --         (3,007)
  Conversion of redeemable
    cumulative convertible
    preferred units to
    forfeitable common units...  105,976     114,681            --              --              --              --        114,681
  Gain on issuance of equity at
    subsidiary.................       --     375,780            --              --              --              --        375,780
  Deferred compensation expense
    related to equity based
    incentive compensation
    plans......................       --      61,421       (55,890)             --              --              --          5,531
  Stock option issuances, net
    of forfeitures.............       --      (1,194)        1,194              --              --              --             --
  Amortization of deferred
    compensation...............       --          --        52,337              --              --              --         52,337
  Accretion of redeemable
    cumulative convertible
    preferred units............       --          --            --              --          (2,353)             --         (2,353)
  Distribution of common
    units......................  (64,375)   (168,167)           --          21,493              --          21,493       (146,674)
  Reversal of deferred
    compensation on options
    upon deconsolidation of
    CompleTel Europe...........       --     (18,832)       18,832              --              --              --             --
  Cumulative translation
    adjustment.................       --          --            --         (32,271)             --         (32,271)       (32,271)
  Allocation of deferred
    compensation credit to
    minority interest..........       --     (13,043)           --              --              --              --        (13,043)
  Net loss.....................       --          --            --              --        (151,990)       (151,990)      (151,990)
                                 -------    --------     ---------        --------       ---------       ---------      ---------
BALANCE, December 31, 2000.....   59,467    $381,861     $ (16,179)       $(14,690)      $(216,361)      $(162,768)     $ 134,631
                                 =======    ========     =========        ========       =========       =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         COMPLETEL LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (STATED IN THOUSANDS OF U.S. DOLLARS)
                  (AFTER CORPORATE REORGANIZATION--SEE NOTE 1)

                                                                                                          COMMENCEMENT
                                                                                                         OF OPERATIONS
                                                                 YEAR ENDED          YEAR ENDED       (JANUARY 8, 1998) TO
                                                              DECEMBER 31, 2000   DECEMBER 31, 1999    DECEMBER 31, 1998
                                                              -----------------   -----------------   --------------------
OPERATING ACTIVITIES:
  Net loss..................................................      $(151,990)          $(48,344)              $(8,092)
  Adjustments to reconcile net loss to cash flows from
    operating activities:
    Depreciation and amortization...........................         17,721              4,534                    59
    Non-cash compensation expense...........................         64,470                675                   192
    Accretion of senior notes...............................         10,670              7,948                    --
    Gain on early extinguishment of debt....................         (1,012)                --                    --
    Foreign exchange loss...................................         16,626                 --                    --
    Amortization of deferred financing costs................          2,031                570                    --
    Share in loss of affiliated company.....................          4,889                 --                    --
    Minority interest in net loss...........................        (24,475)            (3,501)                   --
    Changes in assets and liabilities:
      Increase in accounts receivable.......................        (12,692)           (15,176)                 (537)
      Increase in prepaid expenses, VAT receivables and
        other current assets................................        (44,924)            (1,574)                 (214)
      Increase in other non-current assets..................           (806)              (629)                 (287)
      Increase in trade accounts payable and accrued
        liabilities.........................................         15,234             22,217                 4,935
    Net affiliate payables/receivables......................         (2,106)                --                    --
                                                                  ---------           --------               -------
        Net cash flows used in operating activities.........       (106,364)           (33,280)               (3,944)
                                                                  ---------           --------               -------
INVESTING ACTIVITIES:
  Expenditures for property and equipment...................       (191,371)           (97,527)               (3,485)
  Increase in network vendor payables.......................         18,986             28,711                    --
  Purchase of licenses and other intangibles................         (2,880)            (4,315)                 (950)
  Offering proceeds and investment earnings placed in
    escrow..................................................        (66,800)           (73,198)                   --
  Proceeds from escrowed offering and investment earnings...             --             73,198                    --
  Relinquishment of cash due to deconsolidation of CompleTel
    Europe N.V..............................................       (354,148)                --                    --
                                                                  ---------           --------               -------
        Net cash flows used in investing activities.........       (596,213)           (73,131)               (4,435)
                                                                  ---------           --------               -------
FINANCING ACTIVITIES:
  Gross proceeds from senior notes offering.................        184,861             70,532                    --
  Proceeds from issuance of common units....................             --                  3                     5
  Proceeds from initial public offering.....................        487,202                 --                    --
  Issuance of redeemable cumulative convertible preferred
    units...................................................             --             94,716                12,113
  Issuance of equity in subsidiary..........................             --              4,478                    --
  Loan from member..........................................             --                 --                 1,300
  Payment on loan from member...............................             --                 --                  (266)
  Repurchase of senior discount notes.......................        (14,240)                --                    --
  Deferred financing costs..................................        (11,400)            (6,054)                 (869)
                                                                  ---------           --------               -------
        Net cash flows provided by financing activities.....        646,423            163,675                12,283
                                                                  ---------           --------               -------
  Effect of exchange rates on cash..........................         (3,300)              (539)                 (160)
                                                                  ---------           --------               -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........        (59,454)            56,725                 3,744
CASH AND CASH EQUIVALENTS, beginning of period..............         60,469              3,744                    --
                                                                  ---------           --------               -------
CASH AND CASH EQUIVALENTS, end of period....................      $   1,015           $ 60,469               $ 3,744
                                                                  =========           ========               =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of member loan to preferred units..............      $      --           $     --               $ 1,034
                                                                  =========           ========               =======
  Accretion of redeemable cumulative convertible preferred
    units...................................................      $   2,353           $  5,219               $   363
                                                                  =========           ========               =======
  SAB No. 51 gain recorded in members' equity related to
    issuance of equity in subsidiary........................      $      --           $    698               $    --
                                                                  =========           ========               =======
SUPPLEMENTAL CASH FLOW DISCLOSURES
Deconsolidation of Affiliated Company:
  Working capital...........................................      $  36,612           $     --               $    --
  Property and equipment....................................       (235,474)                --                    --
  Investment................................................        280,623                 --                    --
  Other assets..............................................        (52,409)                --                    --
  Debt and minority interest................................        324,796                 --                    --
                                                                  ---------           --------               -------
  Total cash relinquished...................................      $ 354,148           $     --               $    --
                                                                  =========           ========               =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         COMPLETEL LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999
                  (AFTER CORPORATE REORGANIZATION--SEE NOTE 1)

(1) ORGANIZATION AND NATURE OF OPERATIONS

    CompleTel LLC ("LLC") (together with its majority-owned subsidiaries, the "Company") is a Delaware limited liability company. LLC was known as CableTel Delaware LLC ("CableTel Delaware") from its formation on January 8, 1998 through May 18, 1998, when it was reorganized and renamed as CableTel Europe LLC in connection with the admission of a new member. Effective August 20, 1998, CableTel Europe LLC changed its name to CompleTel LLC.

    The Company was formed with a strategic objective of becoming a leading facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure and provider of telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas across Western Europe. A facilities-based operator uses mainly its own telecommunications facilities to provide service, in contrast with non-facilities-based resellers who purchase the services of other providers and then retail the services to customers.

    As of December 31, 1998, LLC's direct and indirect wholly-owned subsidiaries consisted of CableTel Management Inc. ("Management Co."), CompleTel Europe N.V. ("CompleTel Europe"), CompleTel Holding I B.V. ("BVI"), CompleTel Holding II B.V. ("BVII"), its French operating subsidiary, CompleTel SAS ("CompleTel France") (formerly known as CompleTel S.A.R.L.), its UK operating subsidiary, CompleTel UK Limited ("CompleTel UK"), and its German operating subsidiary, CompleTel GmbH ("CompleTel Germany"). CompleTel Europe was formed in
December 1998 for the purpose of completing a Rule 144A Offering (the "Offering") (see Note 5) to finance the development of its switched local telecommunications network and related services throughout France and Western Europe. As of December 31, 1998, LLC's operating companies were held indirectly through BVI and BVII. CompleTel Europe held no material assets or operations as of December 31, 1998.

    In January 1999, LLC formed CompleTel Holdings LLC ("CompleTel Holdings"), CompleTel ECC B.V. ("CompleTel ECC"), CompleTel (N.A.) N.V. ("NANV") and CompleTel UK SPC ("CompleTel SPC"). CompleTel Holdings was formed to issue the equity component of the Offering. CompleTel ECC was formed to be the group's European corporate center and to hold the proceeds of the Offering, through an escrow account, until CompleTel Europe received aggregate financing commitments of at least $90 million (see Note 6). Through a series of transactions in the restructuring, LLC contributed approximately $58 million of equity, consisting of cash of approximately $52 million and accounts receivable of approximately
$6 million, to CompleTel France. Also, through a series of restructuring transactions, CompleTel SPC became a wholly-owned subsidiary of BVI, BVI was contributed to CompleTel Europe, in exchange for the issuance of 73,537,325 additional ordinary shares and CompleTel Europe became a wholly-owned subsidiary of NANV. Furthermore, LLC contributed its 100% interest in NANV to CompleTel Holdings in exchange for all 19,596,429 Class A Membership Interests in CompleTel Holdings. The Non-Voting Class B Membership Interests (aggregating 1,475,000 membership interests) in CompleTel Holdings were issued substantially to unrelated parties in connection with the Offering (see Note 6). The restructuring was accounted for as a reorganization of entities under common control, similar to a pooling of interests.

    In November and December 1999, LLC received additional cash contributions totaling approximately $42.1 million from new and existing investors. As of December 31, 1999, LLC had contributed, through a series of planned transactions, $40 million to CompleTel GmbH through

                         COMPLETEL LLC AND SUBSIDIARIES

(1) ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED) intermediate subsidiaries in exchange for one share of CompleTel GmbH, and contributed approximately $2.1 million to CompleTel Europe through intermediate subsidiaries in exchange for ordinary shares of CompleTel Europe. Through this series of planned transactions, an intermediate subsidiary of LLC received one share of CompleTel GmbH, which was contributed to BVI in February 2000 in exchange for one BVI class B share. Also, in February 2000 the BVI share was contributed to CompleTel Europe in exchange for ordinary shares in CompleTel Europe. These transactions have been accounted for as a reorganization of entities under common control.

    On March 30, 2000, CompleTel Europe completed its initial public offering (``IPO") of ordinary shares. In the offering, CompleTel Europe issued 31,280,000 ordinary shares in exchange for gross proceeds of approximately E547.4 million based on the euro public offering price of E17.50 per share. A portion of the IPO shares, 8,343,931 were offered in the U.S. at a public offering price of $17.09 per share. After giving effect to the translation to U.S. dollars received for shares offered in Europe, gross proceeds translated into euros totaled approximately E551.4 million. CompleTel Europe is using the proceeds to
(1) further develop fiber optic networks in its target markets in France and Germany, (ii) fund the build out of its IDCs and expansion of its Internet-related services, (iii) develop complimentary local access systems,
(iv) fund net operating losses, and (v) for general corporate purposes.

    In April 2000, CompleTel LLC liquidated CompleTel Holdings and the approximately 7.37 million ordinary shares of CompleTel Europe beneficially owned by the holders of the Class B Membership Interests were distributed pro rata.

    Following CompleTel Europe's initial public offering, LLC commenced certain transactions that provided its members the ability to hold their interests in CompleTel Europe directly rather than indirectly. In December 2000, an aggregate 61,671,987 shares of CompleTel Europe were distributed to members of LLC. As a result of this distribution and the contribution transaction described in Note 3, LLC no longer exercises majority voting control over CompleTel Europe and CompleTel Europe is not a consolidated entity in the financial statements of LLC, effective December 1, 2000. As of December 31, 2000, LLC held an approximate 34.3% interest in Completel Europe.

    The Company has been principally engaged in developing the business plans for CompleTel Europe. The execution of the business plan at the CompleTel Europe level was included in applying for and procuring regulatory and government authorizations, raising capital, hiring management and other key personnel, working on the design, development and construction of CompleTel Europe's fiber optic networks and operation support systems ("OSS"), negotiating equipment and facilities agreements, and negotiating interconnection agreements and certain right-of-way agreements. As a result of its development stage activities, CompleTel Europe has experienced significant operating losses and negative cash flows from operations. CompleTel Europe exited the development stage during the fourth quarter of 1999.

    CompleTel Europe's ultimate success will be affected by the problems, expenses and delays encountered in connection with the formation of any new business and by the competitive environment in which CompleTel Europe intends to operate. CompleTel Europe's performance will further be affected by its ability to obtain licenses, properly assess potential markets, secure financing or raise additional capital, design networks, acquire right-of-way and building access rights, implement interconnection with incumbent public telecommunications operators ("PTOs"), lease adequate trunking capacity from PTOs, purchase and install switches in additional markets, implement efficient

                         COMPLETEL LLC AND SUBSIDIARIES

(1) ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)
OSS and other back office systems, develop a sufficient customer base, and attract, retain and motivate qualified personnel. Delays or failure in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements may have a material adverse effect upon CompleTel Europe. Although management believes that CompleTel Europe will be able to successfully mitigate these risks, there is no assurance that it will be able to do so or that it will ever operate profitably.

    See Note 3 for a discussion of certain redemption and contribution transactions during November and December 2000 and early 2001.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has adopted a calendar fiscal year.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of LLC and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Effective December 1, 2000, LLC accounts for its investment in CompleTel Europe using the equity method (see Note 3). The fair market value of LLC's equity method investment in CompleTel Europe as of December 31, 2000 totaled approximately $192.2 million.

CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, the Company considers all marketable securities and commercial paper with maturities of ninety days or less at acquisition as cash equivalents.

SHORT-TERM, LONG-TERM INVESTMENTS, RESTRICTED

    Restricted investments include investments in Euro-denominated securities related to CompleTel Europe's Senior Notes (Note 5) and have been classified based on the expected expiration of such requirements.

ACCOUNTS RECEIVABLE

    Accounts receivable represent receivables from the Company's services, less an allowance for doubtful receivables. The Company wrote off accounts receivable balances totaling approximately $16,000 during the year ended
December 31, 2000 and had no write-offs during 1999.

                         COMPLETEL LLC AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PREPAID EXPENSES, VAT RECEIVABLES AND OTHER CURRENT ASSETS

    Prepaid expenses consist of prepaid rent and prepaid insurance. Prepayments are amortized on a straight-line basis over the life of the underlying agreements. VAT receivables consist primarily of amounts due to CompleTel Europe's subsidiaries for value added taxes ("VAT") paid on purchased goods and services. VAT receivables are recoverable through a netting of VAT payable on sales revenue or by a request for reimbursement to the applicable taxing authority. Other current assets consist primarily of deposits on office and switch location premises.

PROPERTY AND EQUIPMENT

    Property and equipment includes network equipment, office furniture and equipment, computer equipment and software, leasehold improvements, buildings and construction in progress. These assets are stated at cost and are being depreciated when ready for their intended use on a straight-line basis over the estimated useful lives of the related assets as follows:

                                                                ESTIMATED
                                                               USEFUL LIFE
                                                              -------------
Network equipment...........................................  3 to 8 years
Office furniture and equipment..............................       5 years
Computer equipment and software.............................  3 to 5 years
Leasehold improvements......................................  9 to 12 years
Buildings...................................................      20 years

    Property and equipment consisted of the following (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Network equipment...........................................    $     --       $ 39,955
Office furniture and equipment..............................         296          1,521
Computer equipment and software.............................         425          5,582
Leasehold improvements......................................          --          1,855
Buildings...................................................          --            206
                                                                --------       --------
Property and equipment, in service..........................         721         49,119
LESS: accumulated depreciation..............................        (263)        (4,215)
                                                                --------       --------
Property and equipment, in service, net.....................         458         44,904
Construction in progress....................................          --         47,968
                                                                --------       --------
Property and equipment, net.................................    $    458       $ 92,872
                                                                ========       ========

    CompleTel Europe capitalized approximately $9.3 million and $1.4 million of interest for the years ended December 31, 2000 and 1999, respectively.

COMPUTER SOFTWARE COSTS

    The Company capitalizes software used for internal purposes in accordance with Statement of Position 98-1, ``Accounting for the Costs of Computer Software Developed or Obtained for Internal

                         COMPLETEL LLC AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Use" (``SOP 98-1"). Internal and external costs incurred in the planning or conceptual development of software for internal use are expensed as incurred. Once the planning or conceptual development of software has been achieved, and the project has reached the application or development stage, external direct costs of materials and services used in the project, payroll and payroll-related costs for employees who are directly associated with and who devote time to the project (to the extent of the time spent directly on the project) and interest cost incurred in the development of the project are capitalized. Training and routine maintenance costs are expensed as incurred.

DEFERRED FINANCING COSTS

    Costs to obtain financing were capitalized and amortized to interest expense over the life of the related debt facility using the effective interest method.

LICENSE COSTS

    The Company capitalizes third-party direct costs associated with obtaining licenses. Capitalized license costs are amortized at commencement of operations over the lives of the related licenses, ranging from 15 to 25 years.

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

REVENUE RECOGNITION

    Revenues related to non-installation services offered by CompleTel Europe are recognized in the period the services are delivered.

    Installation revenues are initially deferred upon receipt and amortized to revenue over either the longer of the underlying contract period or the expected customer relationship.

    As required, the Company adopted Staff Accounting Bulletin No. 101, ``Revenue Recognition in Financial Statements" (``SAB 101") in the fourth quarter of 2000, retroactive to January 1, 2000. SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company's statements of operations reflect the application of SAB 101, which resulted in the deferral of approximately
$1.9 million of installation revenues. The cumulative effect of change in accounting principle is reflected in the consolidated statement of operations for the impact related to periods prior to January 2000. The cumulative effect related to periods prior to January 2000 was immaterial to the consolidated financial statements taken as a whole.

    One customer generated approximately 10% of the CompleTel Europe's revenue during 2000.

                         COMPLETEL LLC AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and certain related interpretations, including Financial Accounting Standards Board ("FASB") Interpretation No. 44. "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). Deferred compensation is amortized to expense over the vesting period of the related equity-based awards. Non-cash compensation charges are primarily attributable to employees whose salary and benefits are otherwise recorded in selling, general and administrative expenses.

INCOME TAXES

    No provision has been made for federal, state or local income taxes related to the LLC because they are the responsibility of the individual members.

    Certain subsidiaries of the LLC are subject to corporate income tax requirements and, accordingly, the Company accounts for income taxes under the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and income tax basis of assets, liabilities and carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse or the carryforwards are expected to be utilized. Net deferred tax assets are then reduced by a valuation allowance if management believes it is more likely than not they will not be realized.

SAB NO. 51 ACCOUNTING POLICY--SALE OF STOCK BY SUBSIDIARIES

    The Company has adopted a policy of recording all gains attributable to subsidiary common equity sales in the statement of operations, except for gains on subsidiary equity sale transactions which must be recorded directly in equity in accordance with the provision of Staff Accounting Bulletin Number 51 ("SAB 51"). In February 1999, as part of CompleTel Europe's Senior Discount Notes and Class B Membership Interests Offering, the gross proceeds of approximately
$75 million were allocated approximately $70.5 million to the Notes (issued by CompleTel Europe) and approximately $4.5 million to the Class B Interests (in CompleTel Holdings LLC) representing a 7% interest in CompleTel Holdings LLC. This resulted in a $698,000 SAB 51 gain recorded directly in equity in accordance with SAB 51.

    In March 2000, the Company recorded a SAB 51 gain of approximately
$376 million as a result of CompleTel Europe's initial public offering of its ordinary shares. This gain was also recorded directly in equity in accordance with SAB 51.

                         COMPLETEL LLC AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE LOSS

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires that an enterprise (i) classify items of other comprehensive income (loss) by their nature in the financial statements and (ii) display the accumulated balance of other comprehensive income (loss) separately from retained earnings (deficit) and additional paid-in capital in the equity section of a balance sheet. The Company's other comprehensive loss, as set forth in the accompanying consolidated statements of members' equity (deficit), includes cumulative translation adjustments.

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

    Prior to January 1, 2000, the functional currency for LLC and certain of its subsidiaries, including CompleTel Europe, Management Co., CompleTel Holdings, NANV, BV I, BV II and CompleTel ECC, was the U.S. dollar and the functional currency for each of CompleTel Europe's operating subsidiaries was the applicable local currency. Effective January 1, 2000, CompleTel Europe and each of its subsidiaries, except those in the U.K., adopted the euro as its functional currency.

    Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency or the Euro are translated at exchange rates in effect at period-end, and the consolidated statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of members' equity (deficit).

    Transactions denominated in currencies other than the local functional currency of CompleTel Europe and its operating subsidiaries, including U.S. dollar denominated intercompany accounts and notes payable to LLC and Management Co., are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

    CompleTel Europe and its subsidiaries periodically have payables that are denominated in a currency other than their own functional currency. The Company has not historically hedged foreign currency denominated transactions for receivables or payables related to current operations. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluation against the dollar.

NEW ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging

                         COMPLETEL LLC AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Activities--Deferral of the Effective Date of SFAS 133" ("SFAS 137") which delayed the effective date of SFAS 133 until all fiscal quarters of fiscal years beginning after June 15, 2000. As of December 31, 2000, the Company was not engaged in any transactions involving derivative financial instruments and, accordingly, there was no impact of adopting SFAS 133 on January 1, 2001.

RECLASSIFICATIONS

    Certain amounts in the accompanying financial statements have been reclassified to conform to the December 31, 2000 presentation.

(3) CAPITALIZATION

REDEMPTION AND CONTRIBUTION OF LLC COMMON UNITS FOR COMPLETEL EUROPE NV ORDINARY
  SHARES

    As discussed below and in Note 1, since May 1998, investors in LLC, through LLC, have contributed funds to the group's European subsidiaries, which have been controlled by CompleTel Europe since January 1999. From its formation in December 1998 until February 2000, CompleTel Europe has issued shares to its upstream parents in consideration of cash and receivables contributed to it by those affiliates. Those shares were held of record by NANV, and beneficially by the holders of interests in LLC. Upon completion of CompleTel Europe's
March 30, 2000 IPO, the number of shares of CompleTel Europe beneficially owned by holders of LLC interests totaled 118,758,060 (representing 75.44% of the then outstanding ordinary shares of CompleTel Europe).

    Following CompleTel Europe's IPO, LLC was required pursuant to its limited liability company agreement to distribute the CompleTel Europe shares held indirectly through NANV to its members as promptly as practicable, so that its members would hold their interests in CompleTel Europe directly rather than indirectly. During 2000, LLC began the process of distributing its CompleTel Europe shares to its members. By dividing the number of CompleTel Europe shares beneficially held by LLC (118,758,060) by the number of LLC units outstanding (123,964), the number of NV shares represented by each LLC unit was fixed at approximately 958 shares per unit.

    A complete liquidation of LLC was not (and still is not) possible, due to continuing obligations among LLC and its members (i.e. forfeiture of units by certain members upon any vesting of outstanding performance vesting common units--see "Performance Vesting Agreement" below). Accordingly, LLC has initiated partial redemptions of its membership interests in exchange for the underlying number of CompleTel Europe shares represented by the LLC units redeemed. Partial redemptions of units held by LLC members residing in the United States and United Kingdom took place on December 4, 2000, February 12, 2001 and February 28, 2001. These redemptions occurred in a two-step process, whereby NANV redeemed a portion of its shares held by LLC in exchange for a PRO RATA number of CompleTel Europe shares held by NANV, and LLC redeemed a portion of the redeeming members' units in exchange for approximately 958 CompleTel Europe ordinary shares per unit. On December 4, 2000, an aggregate of 61,671,987 CompleTel Europe shares were distributed in redemption of approximately 64,375 units and in February 2001, an aggregate of 41,267,214 CompleTel Europe ordinary shares were distributed in redemption of approximately 43,076 units.

    In order to prevent adverse tax consequences to its French and German unitholders, which would result from a partial redemption of their units, those members completed a contribution transaction directly with CompleTel Europe. In the contribution transaction during November 2000, the French and German members contributed a portion of their LLC units to CompleTel Europe in exchange for 958

                         COMPLETEL LLC AND SUBSIDIARIES

(3) CAPITALIZATION (CONTINUED)
newly issued CompleTel Europe ordinary shares per unit contributed, the same number of shares the contributors would have received had their units been redeemed.

    The contribution transaction, completed on November 27, 2000, resulted in the issuance of an aggregate 3,142,162 CompleTel Europe shares in exchange for approximately 3,280 LLC units. No other consideration was given or received by the contributors, CompleTel Europe or LLC. The French and German members contributed all units owned by them except the units that continue to be subject to performance vesting. Some of the units contributed, however, remained subject to time vesting restrictions and an LLC right to repurchase any unvested units at $1.00 per unit upon the holder's termination of employment. To replace these rights, CompleTel Europe ordinary shares received in respect of unvested units, were pledged to LLC until such time as vesting is complete and LLC was given an option to purchase the pledged shares at approximately $0.001 per share, a price that is equivalent to the $1.00 per unit repurchase price.

    As a result of the distribution and exchange transactions described above, LLC no longer exercises majority voting control over CompleTel Europe and CompleTel Europe is not a consolidated entity in the financial statements of LLC, effective December 1, 2000. LLC has accounted for its investment in CompleTel Europe under the equity method of accounting for the month of December 2000. Furthermore, as a result of the February 2001 redemption transactions, LLC's ordinary share interest in CompleTel Europe was further diluted to approximately 10%. LLC will account for such ordinary share interest at fair value as an ``available for sale" marketable equity security subsequent to February 2001.

    Summarized financial information related to our equity investee (CompleTel Europe N.V.) as of and for the year ended December 31, 2000, is as follows:

                                                                2000
                                                              --------
Current assets..............................................  $433,317
Non-current assets..........................................   343,627
Current liabilities.........................................   120,787
Non-current liabilities.....................................   264,322

Revenues....................................................    29,065
Loss before extraordinary item and cumulative effect of
  change in accounting principle............................   185,498
Net loss....................................................   184,850

LLC AGREEMENT

    On May 18, 1998, an affiliate of Madison Dearborn Partners, Inc. ("Madison Dearborn Partners"), an affiliate of LPL Investment Group, Inc. ("LPL") (together with Madison Dearborn Partners, the "Private Equity Investors") and certain members of management (the "Management Investors") entered into an amended and restated limited liability company agreement (the "LLC Agreement"), amending and restating the original limited liability agreement of CableTel Delaware dated January 8, 1998. The LLC Agreement, as amended, authorized the issuance of (i) 61,950 redeemable cumulative convertible preferred ownership interests (the "Preferred Units") and (ii) 107,500 common ownership interests (the "Common Units"). The 61,950 Preferred Units have been issued to the Private Equity Investors and Management Investors under an Equity Purchase Agreement (the "Equity Purchase Agreement") (see Note 4). Of the 107,500 Common Units, 82,500 were reserved for issuance upon conversion of the Preferred Units, 25,000 were issued, or are reserved for issuance, to the Management

                         COMPLETEL LLC AND SUBSIDIARIES

(3) CAPITALIZATION (CONTINUED)
Investors under executive securities agreements (the "Executive Securities Agreements"). Of the 25,000 Common Units issued or issuable to the Management Investors, 17,500 (the "Non-Performance Vesting Units") are subject to vesting through the passage of time under the Executive Securities Agreements and 7,500 (the "Performance Vesting Units") are subject to time vesting and to performance vesting under a performance vesting agreement (the "Performance Vesting Agreement"). An additional 798 common units were issued to employees subject to time vesting and to performance vesting similar to that under the Performance Vesting Agreement, but without any forfeiture requirements on holders of preferred units. Of the 25,000 Common Units issued or issuable to the Management Investors, 2,250 were issued to LPL under the LPL Investor Purchase Agreement. On January 22, 1999, the 2,250 immediately vested Common Units previously issued to LPL were canceled. These units were then issued to one of the Management Investors as additional Non-Performance Vesting Units. No Class A Senior Units, Class B Senior Units or Class C Senior Units had been issued as of December 31, 1999. On January 28, 1999, the Company entered into the Second Amended and Restated Limited Liability Company Agreement of CompleTel LLC, increasing the authorized Preferred Units to 65,750 (see Note 4). On November 23, 1999, the Company entered into the Third Amended and Restated Limited Liability Company Agreement of CompleTel LLC, increasing the authorized Preferred Units to 84,070 and increasing the authorized number of common units to 131,494 (see Note 4). On November 27, 2000, the Company entered into the Amendment to Third Amended and Restated Limited Liability Company Agreement to permit the contribution transactions.

COMMON UNITS

    The holders of Common Units are entitled to one vote for each Common Unit held on all matters submitted to a vote of the members. Holders of Common Units are entitled, subject to the preferences of the Preferred Units, to receive such distributions, if any, as may be declared by LLC's Board of Directors out of profits allocated to the members. The Indentures related to CompleTel Europe's Senior Discount Notes due 2009 and Senior Notes due 2010 restricts the ability of CompleTel Europe to pay dividends to LLC in order to pay distributions with respect to the Common Units. In addition, LLC may not make any distributions with respect to the Common Units without the prior consent of the Private Equity Investors. In the event of a liquidation, dissolution, or winding up of LLC, the holders of Common Units are entitled to share ratably in the assets of LLC which are available for distribution, if any, after the payment of all debts and liabilities of LLC and the liquidation preference of any outstanding Preferred Units.

    Upon the initial formation of CableTel Delaware on January 8, 1998, the founding members of CableTel Delaware each received a 25% member interest in CableTel Delaware. The founding members were comprised of three of the Management Investors and LPL. As part of the reorganization on May 18, 1998, the founding members of CableTel Delaware were deemed to have received Common Units of LLC in exchange for their interests in CableTel Delaware. For accounting purposes, a portion of the fully vested Common Units (2,400 units) of LLC received by the founders under the Executive Securities Agreements and the LPL Investor Purchase Agreement were deemed to have been issued in exchange for their prior member interests in CableTel Delaware. The remaining fully vested Common Units (2,925 units) received by the founders were deemed to have been issued in consideration for prior services provided. The intrinsic value of the Common Units deemed received for prior services totaling approximately $115,000 was charged to general and administrative expense in the accompanying consolidated statement of operations.

                         COMPLETEL LLC AND SUBSIDIARIES

(3) CAPITALIZATION (CONTINUED)
    As of December 31, 2000 and December 31, 1999, 7,756 and 14,472 Non-Performance Vesting Units issued to the Management Investors and other employees were outstanding respectively. This includes, as discussed above, the approximately 3,280 Non-Performance Vesting Units that were contributed to CompleTel Europe on November 27, 2000, in exchange for newly issued CompleTel Europe ordinary shares, subject to the same time vesting provisions of the original issuance of common units. The Non-Performance Vesting Units issued to the Management Investors vest ratably on each anniversary of the Executive Securities Agreements over a four-year period. The Non-Performance Vesting Units issued to other employees generally vest ratably over a four year period on each December 31, with pro rata vesting in the year of employment and final vesting on the fourth anniversary date of the applicable Employee Securities Agreement. Vesting ceases upon the termination of employment with the Company, for any reason and the related Common Units are subject to repurchase by LLC at fair value for vested Common Units and at original cost for nonvested Common Units. Vesting for the Non-Performance Vesting Units was accelerated by one year upon CompleTel Europe's IPO, which was a Qualified Public Offering, as defined in the Executive Securities Agreements. The Non-Performance Vesting Units are accounted for as issued Common Units, subject to forfeiture, until vested. The intrinsic value of the Non-Performance Vesting Units was accounted for at issuance as additional paid-in capital, with an offsetting entry to deferred compensation. The intrinsic value of the Common Units issued subject to forfeiture totaled approximately $2,734,000 and $604,000 for the Non-Performance Vesting Units issued through December 31, 1999 and 1998, respectively. This deferred compensation is being amortized over the vesting period for the applicable award, generally four years. As of December 31, 2000, the number of issued Non-Performance Vesting Units totaled 7,756, of which 6,726 were Vested and 1,030 were Non-vested. As of December 31, 1999, the number of issued Non-Performance Vesting Units totaled 18,485, of which 9,528 were Vested and 8,957 were Non-vested.

PERFORMANCE VESTING AGREEMENT

    The Private Equity Investors, the Management Investors, and LLC entered into the Performance Vesting Agreement originally dated May 18, 1998, as amended and restated. Under the Performance Vesting Agreement, 7,500 of the 25,000 Common Units issued or reserved for issuance to the Management Investors (the "Performance Vesting Units") are subject to performance vesting according to certain multiple-of-invested-capital tests calculated based upon the valuation of LLC's equity implied by a Qualified Public Offering and/or by actual sales of LLC's securities by Madison Dearborn Partners. If any Performance Vesting Units remain unvested on May 18, 2005, there shall be deemed to have occurred a sale of the LLC's securities by Madison Dearborn Partners at fair market value. Any Performance Vesting Units that do not vest upon such a deemed sale will be forfeited. In addition, up to 7,500 of the Common Units issuable upon conversion of the Preferred Units (see Note 4) are subject to forfeiture if and when Performance Vesting Units performance vest under the terms of the Performance Vesting Agreement.

    For financial reporting periods ending prior to final determination of the number of Performance Vesting Units that will vest, compensation cost will be recorded based upon management's estimate of the number of such units that would vest and the fair market value of those units as of the end of the reporting period. As of December 31, 2000 and 1999, 5,907 and 7,422 Performance Vesting Units were outstanding, respectively. Of the 5,907 Performance Vesting Units outstanding at December 31, 2000, approximately 963 were time and performance vested. As of December 31, 1999, no compensation cost

                         COMPLETEL LLC AND SUBSIDIARIES

(3) CAPITALIZATION (CONTINUED)
had been recorded related to the Performance Vesting Units as the number of units that would ultimately vest was not yet reasonably determinable.

    CompleTel Europe's IPO caused certain Performance Vesting Units of LLC held by employees of the Company to vest as a result of meeting specified performance vesting criteria. As a result, CompleTel Europe recorded compensation expense of approximately $41.0 million based on the value of those vested common units as implied by the IPO price received. In addition, based upon the IPO value of CompleTel Europe as indicated above, CompleTel Europe recorded additional compensation expense and deferred compensation in the quarter ended March 31, 2000, of approximately $23.2 million and $72.4 million, respectively, for performance vesting units that did not vest as a result of the IPO but which may vest upon a qualified sale by a founding investor in LLC, Madison Dearborn Partners ("MDP"), or in May 2005 based on a deemed vesting. The additional deferred compensation is amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by MDP as defined in the executive securities agreement). The recorded amount of compensation expense and deferred compensation for these variable awards are adjusted at each reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of each reporting period based on the then current market value of the ordinary shares of CompleTel Europe. Accordingly, CompleTel Europe reduced previously recorded compensation expense by approximately $12.8 million, and deferred compensation by approximately $58.1 million based on the closing price per share on December 31, 2000.

    The compensation charges (credits) described above are included in non-cash compensation charges (credits) in the accompanying statement of operations for the year ended December 31, 2000. Also included in non-cash compensation charges for the year ended December 31, 2000, is $6.5 million, resulting from the recognition of deferred compensation on fixed stock option awards granted to CompleTel Europe's employees and other common units of LLC held by employees subject only to time vesting.

SECURITYHOLDERS AGREEMENT

    The Private Equity Investors, the Management Investors and LLC are parties to a securityholders agreement dated May 18, 1998 (the "Securityholders Agreement"). The Securityholders Agreement established the size of LLC's Board of Directors at six and established a voting agreement among the investors with respect to the election of the members of that board (the Executive Committee of which acts as the board of directors of certain of LLC's subsidiaries). On January 28, 1999, the Securityholders Agreement was amended and restated to increase the size of LLC's Board of Directors to eight and make corresponding changes in the voting agreement among the investors. Pursuant to the terms of the Securityholders Agreement, the Private Equity Investors could not transfer any Preferred Units (or securities issued upon exercise thereof or otherwise in connection therewith) ("Preferred Securities") prior to May 18, 1999, other than to their affiliates or as part of a sale of LLC. The Management Investors could not transfer any Preferred Securities prior to May 18, 2000, other than to their affiliates, family members or estate planning entities, or as part of a sale of LLC. Transfers of Preferred Securities by the Private Equity Investors after
May 18, 1999, and by the Management Investors after May 18, 2000, (in each case other than to their affiliates, family members or estate planning entities, to the public, or as part of a sale of LLC) are subject to first refusal rights in favor of the other holders of Preferred Securities, and to "tag-along" rights of the holders of Preferred

                         COMPLETEL LLC AND SUBSIDIARIES

(3) CAPITALIZATION (CONTINUED)
Securities [and of the Management Investors with respect to their Common Units that have vested under the Executive Securities Agreements and (if applicable) performance vested under the Equity Purchase Agreement] to participate pro rata in such transfer. In the event a sale of LLC is approved by the holders of a majority of the Preferred Securities, each of the Private Equity Investors and Management Investors (and their transferees) agrees to approve and, if requested, sell its LLC securities in such sale.

(4) REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED UNITS

    On May 18, 1998, the Private Equity Investors, the Management Investors and LLC entered into the Equity Purchase Agreement. Under the Equity Purchase Agreement, the Private Equity Investors purchased 60,000 Preferred Units for an initial aggregate purchase price of $3.5 million and a commitment to make subsequent capital contributions to LLC of up to an additional $56.5 million (for a total commitment of $60 million) on the terms and conditions set forth in the Equity Purchase Agreement. Certain of the Management Investors purchased 750 Preferred Units for an initial aggregate purchase price of $44,000 and a commitment to make capital contributions to LLC of up to an additional $706,000 (for a total commitment of $750,000) on the terms and conditions set forth in the Equity Purchase Agreement. As of July 15, 1998, LLC entered into Additional Investor Equity Purchase and Joinder and Rights Agreements for the issuance of 500 Preferred Units in exchange for a capital commitment of $500,000 by each of two new investors. As of November 11, 1998, LLC entered into an Additional Preferred Units Purchase Agreement with one of the Management Investors for the issuance of an additional 150 Preferred Units in exchange for a capital commitment of $150,000. On December 2, 1998, LLC entered into an Additional Investor Equity Purchase and Joinder and Rights Agreement with a new management investor for the issuance of 50 Preferred Units in exchange for a capital commitment of $50,000. On January 28, 1999, the Equity Purchase Agreement was amended and restated to supersede the Equity Purchase Agreement and the agreements referred to above dated July 15, 1998, November 11, 1998 and December 2, 1998 and to admit the new management investor (included together with other "Management Investors") and other investors (included together with Madison Dearborn Partners and LPL as the "Private Equity Investors"). The First Amended and Restated Equity Purchase Agreement increased the total number of Preferred Units to 64,743 and 1,007, and total equity commitments to $64.7 million and $1 million, by the Private Equity Investors and the Management Investors, respectively. Additionally, LLC's Board approved the drawdown of the remaining commitment under the Equity Purchase Agreement, which was funded in connection with, and as a condition to the closing of the Offering.

    Pursuant to a Second Amended and Restated Equity Purchase Agreement, dated November 23, 1999, additional Preferred Units were purchased by the existing Private Equity Investors, the Management Investors and a new Private Equity Investor, increasing the number of outstanding Preferred Units to 84,070. Of the additional 18,320 Preferred Units, 17,862 Preferred Units were issued to the Private Equity Investors and 458 Preferred Units were issued to the Management Investors in exchange for capital contributions totaling approximately
$41.1 million and approximately $1.0 million, respectively.

    Prior to conversion, the Preferred Units accrued a preferred yield at a per-annum rate of 8% of the sum of the Liquidation Value thereof and all accumulated and unpaid preferred yield thereon. "Liquidation Value" for any Preferred Unit is equal to (i) the initial price paid to LLC for such Preferred Unit on its date of issuance, plus (ii) the aggregate contributions to the capital of LLC made

                         COMPLETEL LLC AND SUBSIDIARIES

(4) REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED UNITS (CONTINUED) pursuant to the Equity Purchase Agreement with respect to such Preferred Unit after its date of issuance, minus (iii) all distributions constituting a return of capital with respect to such Preferred Unit after its date of issuance.

    The Equity Purchase Agreement provides the Private Equity Investors with certain restrictive covenants. The Private Equity Investors have the right to approve or disapprove LLC's taking or agreeing to take certain actions, including, among other things, (i) making distributions with respect to redeeming, or issuing any equity securities, any securities convertible into or exercisable for equity securities, or any debt with equity features,
(ii) loaning monies, (iii) disposing of significant assets, (iv) making acquisitions or entering into joint ventures, (v) entering into any merger, consolidation, liquidation, recapitalization or reorganization, (vi) entering into transactions with affiliated persons, (vii) incurring significant indebtedness, and (viii) entering into or modifying any employment arrangement with LLC's Chief Executive Officer. The Private Equity Investors have approved the Company's consummation of the Senior Credit Facility and the Offering (see
Note 5).

    Upon CompleTel Europe's IPO, the Preferred Units automatically converted into 105,487 Common Units and the carrying value of the Redeemable Cumulative Convertible Preferred Units was reclassified as a component of additional paid-in capital in the members' deficit section of the consolidated balance sheet.

(5) COMPLETEL EUROPE INDEBTEDNESS

COMPLETEL EUROPE CREDIT AGREEMENT

    In January 2000, CompleTel Europe executed an agreement for a E265 million senior secured credit facility with Goldman Sachs International and BNP Paribas as co-arrangers of the facility. Under the facility, the funds were to be available to CompleTel Europe's subsidiaries, initially to include CompleTel ECC B.V., CompleTel Services S.A.S., CompleTel S.A.S., and CompleTel GMBH, in two tranches including a euro term facility which was available until December 31, 2000, in the aggregate amount of E105 million, and a euro revolving loan facility available until December 31, 2002, in the aggregate amount of E160 million. The E160 million tranche was to become available after May 31, 2000, if the euro term facility was fully drawn and other conditions were satisfied. Following December 31, 2002, up to E141 million of the outstanding advances under the euro revolving loan facility were first to be converted into a term loan, and any other outstanding advances were to become part of a E19 million working capital facility. The facility matures on December 31, 2006.

    In April 2000, CompleTel Europe entered into an agreement (the "Suspension Agreement") with the lenders whereby CompleTel Europe agreed not to borrow funds under the credit facility in exchange for the lenders agreement to suspend the application of various provisions, including substantially all of the representations, convenants and events of default in the credit facility. In January 2001, CompleTel Europe extended the Suspension Agreement until
April 11, 2001. CompleTel Europe is currently seeking a further extension of the suspension of the credit facility until June 30, 2001. However, CompleTel Europe is exploring funding options, and there is no assurance that it will seek or obtain additional credit now or in the future. During the period the Suspension Agreement is in effect, the facility is, nevertheless, guaranteed by its subsidiaries and is secured by, among other things, pledges of all of its subsidiaries, as well as a number of its present and future material assets and revenues, and by a pledge of its stock.

                         COMPLETEL LLC AND SUBSIDIARIES

(6) COMPLETEL EUROPE COMMITMENTS AND CONTINGENCIES

OPERATING LEASES, INCLUDING RIGHTS-OF-WAY AGREEMENTS

    CompleTel Europe has entered into various operating lease agreements for network switch locations, office space, employee residences and vehicles. In addition, CompleTel Europe entered into various rights-of-way agreements. Future minimum lease obligations related to CompleTel Europe's operating leases are as follows:


2001........................................................   $ 5,803
2002........................................................     5,775
2003........................................................     5,743
2004........................................................     5,482
2005........................................................     5,134
Thereafter..................................................    15,637
                                                               -------
  Total.....................................................   $43,574
                                                               =======

    Total rent expense for the years ended December 31, 2000 and 1999 was approximately $4.0 million and $1.6 million, respectively.

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

SERVICE LICENSES

FRANCE

    On December 13, 1998 the Secretaire d'Etat a l'Industrie, based on the recommendation of the Autorite de Regulation des Telecommunications ("ART"), awarded CompleTel Europe's French operating subsidiary a fixed wireline license and service license for network deployment in four regions and six cities and the provision of services in four regions and six departments in France. The term of these licenses is 15 years from December 13, 1998. Under French law, these licenses entitle CompleTel Europe, among other things, to obtain rights-of-way to establish network infrastructure along public roads, to obtain easements on private property and to obtain certain rights on public domain property other than roads. On November 7, 2000, CompleTel Europe obtained an extension of the license to operate a public telecommunications network in an additional city and to provide public voice telephony services in a fifth region.

UNITED KINGDOM

    On January 11, 1999, the Secretary of State for Trade and Industry at the Department of Trade and Industry granted CompleTel UK an individual license to operate fixed public telecommunications systems of any kind in the United Kingdom (a "PTO license"). The PTO license will also license the

                         COMPLETEL LLC AND SUBSIDIARIES

(6) COMPLETEL EUROPE COMMITMENTS AND CONTINGENCIES (CONTINUED) operation of international facilities. Licenses granted by the PTO are for 25 years. CompleTel Europe currently does not plan to operate under the PTO license, but has been advised that this does not constitute grounds, which by itself, would result in revocation of the PTO license. To provide international services in the United Kingdom, CompleTel Europe has also obtained an International Simple Voice Resale License. CompleTel Europe plans to provide some services under the Telecommunications Services License, a class license that allows CompleTel Europe to provide a number of services other than those requiring individual licenses.

GERMANY

    On March 8, 1999, the Regulierungsbehorde fur Telekommunikation und Post granted CompleTel Germany class 3 (general infrastructure license) and class 4 (license required for operation of voice telephony services based on self-operated telecommunications networks) licenses for three markets in Germany, which were subsequently amended in July 1999 and January, July and October 2000, to include among others, CompleTel Germany's additional markets. These licenses are of unlimited duration.

(7) INCOME TAXES

UNITED STATES

    In general, a United States limited liability company, treated as a partnership for U.S. federal income tax purposes, will not be subject to U.S. federal income tax. Instead, the income, gain, and loss (including Subpart F income or foreign personal holding company income recognized) will be allocated to its members. Any direct foreign income taxes paid on the remittance of dividends from its foreign subsidiaries will likewise pass to LLC's members. The LLC Agreement provides for distributions to its members to cover income taxes in the event LLC recognizes any income or gain (including Subpart F income or foreign personal holding company income). Such distribution would be contingent upon a distribution of cash from its foreign subsidiaries. Taxable income of Management Co. is subject to tax at the regular U.S. federal income tax rate.

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

GERMANY

    As of December 31, 2000, CompleTel Germany had generated NOL carryforwards for income tax purposes totaling approximately $24 million. For German income tax purposes, NOL carryforwards may be carried forward indefinitely. The current statutory tax rate for Germany is 52.38%.

                         COMPLETEL LLC AND SUBSIDIARIES

(7) INCOME TAXES (CONTINUED)

FRANCE

    As of December 31, 2000, CompleTel France had generated NOL carryforwards for income tax purposes totaling approximately $41 million. For French income tax purposes NOL carryforwards may generally be carried forward for a period of up to five years. Start-up costs are capitalized for French tax purposes. CompleTel Europe considers the majority of these costs as eligible for the deferred depreciation regime for French tax purposes, resulting in an indefinite carryforward life of the corresponding amortization expense.

    The Company has recorded a valuation allowance equal to the total net deferred tax assets as of December 31, 2000 and 1999, due to the uncertainty of realization through future operations. The valuation allowance will be reduced at such time as management believes it is more likely than not that the net deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future provisions for income tax expense.

    The difference between income tax expense provided in the consolidated financial statements and the expected income tax benefit at statutory rates related to the Company's corporate and foreign subsidiary operations for the years ended December 31, 2000 and 1999 and for the period from commencement of operations (January 8, 1998) to December 31, 1998, is reconciled as follows (in thousands):

                                                                    COMMENCEMENT
                                                YEAR ENDED          OF OPERATIONS
                                               DECEMBER 31,       (JANUARY 8, 1998)
                                            -------------------    TO DECEMBER 31,
                                              2000       1999           1998
                                            --------   --------   -----------------
Expected income tax benefit at the U.S.
  statutory rate of 38.25%................  $ 58,136   $ 18,491        $ 3,095
Other.....................................        --      1,851           (621)
Valuation allowance.......................   (58,136)   (20,342)        (2,474)
                                            --------   --------        -------
    Total income tax benefit..............  $     --   $     --        $    --
                                            ========   ========        =======

    Deferred tax assets are as follows:

                                                              DECEMBER 31,
                                                                  1999
                                                              -------------
Deferred tax assets:
  Operating loss carryforwards..............................  $      18,491
  Capitalized start-up costs................................          1,360
  Net unrealized foreign exchange loss......................            683
  Depreciation and amortization.............................           (272)
  Other.....................................................             80
                                                              -------------
  Total deferred tax assets.................................         20,342
  Less valuation allowance..................................        (20,342)
                                                              -------------
  Net deferred taxes........................................  $          --
                                                              =============

                         COMPLETEL LLC AND SUBSIDIARIES

(8) SEGMENT REPORTING

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

    Management currently evaluates CompleTel Europe's development efforts according to the geographic location of its markets. The key operating performance criteria used in this valuation includes revenue growth and operating income before interest, taxes, depreciation, amortization, non-cash compensation expense and other non-cash items, including foreign exchange gains or losses (``Adjusted EBITDA"). Certain financial information reflecting the Company's development efforts by geographic location is presented below. The financial information presented below as of December 31, 2000 and for the year ended December 31, 2000 is presented as if the financial results of CompleTel Europe were consolidated by the Company for the full year.

    As of December 31, 2000 and for the year ended December 31, 2000 (in thousands):

                                                                                 COMPANY
                                                                   COMPLETEL    (INCLUDING
                               COMPLETEL   COMPLETEL   COMPLETEL   EUROPE AND   MANAGEMENT
                                  SAS        GMBH         UK         OTHER         CO.)      CONSOLIDATED
                               ---------   ---------   ---------   ----------   ----------   ------------
Revenues.....................  $ 21,150    $  2,723     $ 5,192     $     --      $   --       $ 29,065
Adjusted EBITDA..............   (50,583)    (29,814)     (4,385)      (1,106)       (263)       (86,151)
Total assets.................   188,352     166,096      14,049      408,987       1,653        779,137
Expenditures for long-lived
  assets.....................    93,390     100,268       8,413       10,081         227        212,379

    As of December 31, 1999 and for the year ended December 31, 1999 (in thousands):

                                                                                 COMPANY
                                                                   COMPLETEL    (INCLUDING
                               COMPLETEL   COMPLETEL   COMPLETEL   EUROPE AND   MANAGEMENT
                                  SAS        GMBH         UK         OTHER         CO.)      CONSOLIDATED
                               ---------   ---------   ---------   ----------   ----------   ------------
Revenues.....................  $  1,986     $    --     $  999      $     --      $   --       $  2,985
Adjusted EBITDA..............   (28,422)     (5,535)    (1,405)       (2,144)        281        (37,225)
Total assets.................    81,250      68,000      1,732        31,115          --        182,097
Expenditures for long-lived
  assets.....................    71,850      28,628        892            --         472        101,842

                         COMPLETEL LLC AND SUBSIDIARIES

(8) SEGMENT REPORTING (CONTINUED)
    As of December 31, 1998 and for the period from inception (January 8, 1998) to December 31, 1998:

                                                                                 COMPANY
                                                                   COMPLETEL    (INCLUDING
                               COMPLETEL   COMPLETEL   COMPLETEL   EUROPE AND   MANAGEMENT
                                  SAS        GMBH         UK         OTHER         CO.)      CONSOLIDATED
                               ---------   ---------   ---------   ----------   ----------   ------------
Revenues.....................  $     --     $    --     $   --      $     --      $   --       $     --
Adjusted EBITDA..............    (5,848)         --         --        (1,529)       (475)        (7,852)
Total assets.................     6,180          19         21         1,650       2,172         10,042
Expenditures for long-lived
  assets.....................     3,647          19         21           681          67          4,435

                         COMPLETEL LLC AND SUBSIDIARIES

(9) COMPLETEL LLC ONLY FINANCIAL INFORMATION

    The following financial information reflects CompleTel LLC only condensed statement of operations data, condensed balance sheet data, and condensed cash flows data.

                                                                               COMMENCEMENT
                                                                               OF OPERATIONS
                                                               YEAR ENDED    (JANUARY 8, 1998)
                                                              DECEMBER 31,    TO DECEMBER 31,
                                                                  1999             1998
                                                              ------------   -----------------
STATEMENT OF OPERATIONS:
  Interest income...........................................    $    255          $     11
  Interest expense..........................................        (368)               --
  General and administrative expense........................         (84)             (400)
  Equity in losses of subsidiaries..........................     (48,147)           (7,703)
                                                                --------          --------

  Net loss..................................................    $(48,344)         $ (8,092)
                                                                ========          ========

                                                              DECEMBER 31,
                                                                  1999
                                                              -------------
BALANCE SHEET DATA:
  Cash and cash equivalents.................................    $    293
  Receivables from affiliates...............................       5,714
  Other current assets......................................          10
                                                                --------
    Total current assets....................................       6,017
  Investments in subsidiaries...............................      42,936
  Deferred financing costs, net.............................       1,249
  Notes receivable from affiliates..........................          --
                                                                --------
    Total assets............................................    $ 50,202
                                                                ========

Current liabilities.........................................    $  1,093
                                                                --------
Redeemable cumulative convertible preferred units:
  No par value, 84,070 units authorized; 84,070, 61,950 and
    0 units issued and outstanding..........................     113,469
                                                                --------

Common units, no par value, 131,494 units authorized;
  18,485, 16,385 and 123,572 units issued and outstanding...      30,065
Deferred compensation.......................................     (28,495)
Other cumulative comprehensive loss.........................      (3,912)
Accumulated deficit.........................................     (62,018)
                                                                --------
    Total members' equity (deficit).........................     (64,360)
                                                                --------
    Total liabilities and members' deficit..................    $ 50,202
                                                                ========

                         COMPLETEL LLC AND SUBSIDIARIES

(9) COMPLETEL LLC ONLY FINANCIAL INFORMATION (CONTINUED)

                                                                               COMMENCEMENT
                                                                               OF OPERATIONS
                                                               YEAR ENDED    (JANUARY 8, 1998)
                                                              DECEMBER 31,    TO DECEMBER 31,
                                                                  1999             1998
                                                              ------------   -----------------
CASH FLOWS DATA:
  Cash flows from operating activities:
    Net loss................................................    $(48,344)         $ (8,092)
    Equity in losses of subsidiaries........................      48,147             7,703
    Amortization of deferred financing costs................         334                --
    Changes in-
      Other current assets..................................          32               (10)
      Receivables from affiliates...........................       3,778            (9,492)
                                                                --------          --------
  Net cash from operating activities........................       3,947            (9,891)
                                                                --------          --------
  Cash flows from investing activities:
  Investment in subsidiaries................................     (98,533)           (1,518)
                                                                --------          --------
  Net cash from investing activities........................     (98,533)           (1,518
                                                                --------          --------
  Cash flows from financing activities:
    Issuance of redeemable cumulative convertible Preferred
      Units.................................................      94,716            12,113
    Loan from member........................................          --             1,300
    Payment of loan from member.............................          --              (266)
    Issuance of Common Units................................           3                 5
  Deferred financing costs..................................      (1,583)               --
                                                                --------          --------
  Net cash from financing activities........................      93,136            13,152
                                                                --------          --------
  Net increase (decrease) in cash and cash equivalents......      (1,450)            1,743
  Cash and cash equivalents, beginning of period............       1,743                --
                                                                --------          --------
  Cash and cash equivalents, end of period..................    $    293          $  1,743
                                                                ========          ========

                         COMPLETEL LLC AND SUBSIDIARIES

(10) EMPLOYEE INCENTIVE PLANS

STOCK OPTION PLAN

    In December 1999, CompleTel Europe adopted the CompleTel Europe N.V. 2000 Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to purchase ordinary shares of CompleTel Europe to employees of CompleTel Europe.

    Options granted are subject to vesting as follows. Options granted to employees resident in France vest in an increment of 60% of the ordinary shares subject to the option on the second anniversary of the date of the grant and in two increments of 20% on the third and fourth anniversaries of the date of the grant. Options granted to employees resident in the United Kingdom, Germany and the U.S. vest in annual increments of 25% of the ordinary shares subject to the option, commencing on the first anniversary date of the grant.

    The number of options to acquire shares under the Option Plan totals 18,919,960, or approximately 15.0% of CompleTel Europe's ordinary shares issued and outstanding as of December 31, 1999.

    A summary of stock option activity for the Option Plan is as follows:

                                                        YEAR ENDED                   YEAR ENDED
                                                    DECEMBER 31, 2000            DECEMBER 31, 1999
                                                --------------------------   --------------------------
                                                               WEIGHTED                     WEIGHTED
                                                NUMBER OF      AVERAGE       NUMBER OF      AVERAGE
                                                 SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                                ---------   --------------   ---------   --------------
                                                               (EUROS)                      (EUROS)
Outstanding at the beginning of the period....  2,035,230         2.92              --           --
Granted during the period.....................  2,512,897         8.39       2,035,230         2.92
Cancelled during the period...................   (665,150)        5.02              --           --
Exercised during the period...................         --           --              --           --
                                                ---------        -----       ---------        -----
Outstanding at the end of the period..........  3,882,977         6.10       2,035,230         2.92
                                                ---------        -----       ---------        -----
Exercisable at the end of the period..........     99,482         2.92              --           --
                                                =========        =====       =========        =====

    The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                      YEAR ENDED               YEAR ENDED
                                                  DECEMBER 31, 2000        DECEMBER 31, 1999
                                                ----------------------   ----------------------
                                                NUMBER OF                NUMBER OF
                                                 OPTIONS    FAIR VALUE    OPTIONS    FAIR VALUE
                                                ---------   ----------   ---------   ----------
Exercise Price:
Less than market price........................    383,740     15.45      2,035,230     15.45
Equal to market price.........................  2,129,157      6.19             --        --
Greater than market price.....................         --        --             --        --
                                                ---------     -----      ---------     -----
Total.........................................  2,512,897      7.60      2,035,230     15.45
                                                =========     =====      =========     =====

                         COMPLETEL LLC AND SUBSIDIARIES

(10) EMPLOYEE INCENTIVE PLANS (CONTINUED)
    The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2000:

                                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                      ------------------------------------------   ---------------------------
                                                      WEIGHTED
                                                      AVERAGE        WEIGHTED                      WEIGHTED
                                       NUMBER OF     REMAINING        AVERAGE       NUMBER OF       AVERAGE
                                        OPTIONS     CONTRACTUAL      EXERCISE        OPTIONS       EXERCISE
                                      OUTSTANDING   LIFE (YEARS)   PRICE (EUROS)   EXERCISABLE   PRICE (EUROS)
                                      -----------   ------------   -------------   -----------   -------------
Exercise Price Range (Euros)
2-4.................................   1,915,695        3.40            2.92           99,482         2.92
4-10................................   1,434,532        4.85            7.10               --           --
10-15...............................     362,750        4.50           13.40               --           --
>15.................................     170,000        4.25           17.50               --           --
                                       ---------       -----           -----        ---------        -----
                                       3,882,977        4.18            6.10           99,482         2.92
                                       =========       =====           =====        =========        =====

PRO FORMA FAIR VALUE DISCLOSURES

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), which defines a fair value based method of accounting for employee stock options and similar equity instruments. However, as allowed by SFAS 123, CompleTel Europe has elected to account for its stock-based compensation plans using the intrinsic value based method of APB 25 and provide pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method had been applied.

    For pro forma disclosure purposes, the Company has computed the fair value of each option as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                            2000        1999
                                                          ---------   ---------
Risk-free interest rate.................................        6.0%        6.4%
Expected dividend yield.................................          0%          0%
Expected lives outstanding..............................  5.5 years   5.5 years
Expected volatility.....................................       70.0%       17.1%

    The estimated fair value of options granted is amortized to expense over the option vesting period. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting are adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

    Had compensation cost for the Option Plan been determined based upon the fair value of options on their date of grant, the Company's net losses for the years ended December 31, 2000 and 1999 and for the period from inception (January 8, 1998) to December 31, 1998, would have been increased by approximately E2.0 million, E54,000 and E0, respectively.

    Pursuant to the requirements of the Securities Exchange Act of 1934, CompleTel Europe N.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2001.

                                                       COMPLETEL EUROPE N.V.

                                                       By:  *
                                                            -----------------------------------------
                                                            Name: William H. Pearson
                                                            Title: Managing Director, President and
                                                            Chief Executive Officer

                                                       By:  *
                                                            -----------------------------------------
                                                            Name: Martin Rushe
                                                            Title: Managing Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CompleTel
Europe N.V. and in the capacities indicated on April 2, 2001.

SIGNATURE
---------
                    *
------------------------------------------
James E. Dovey
Supervisory Director and Chairman and
Authorized United States Representative

                    *
------------------------------------------
James C. Allen
Supervisory Director

                    *
------------------------------------------
Lawrence F. DeGeorge
Supervisory Director

                    *
------------------------------------------
Paul J. Finnegan
Supervisory Director

                    *
------------------------------------------
Royce J. Holland
Supervisory Director

/s/ JOHN M. HUGO
------------------------------------------
John M. Hugo
Corporate Controller

                    *
------------------------------------------
James H. Kirby
Supervisory Director

                    *
------------------------------------------
David E. Lacey
Chief Financial Officer

                    *
------------------------------------------
James N. Perry, Jr.
Supervisory Director

                    *
------------------------------------------
William H. Pearson
Managing Director,
President and Chief Executive Officer

                    *
------------------------------------------
Hansjorg Rieder
Managing Director

                    *
------------------------------------------
Martin Rushe
Managing Director

      /s/ JOHN M. HUGO
      -------------------------------------------
      Name: John M. Hugo
*By:  Title: Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT NO.                                       DESCRIPTION
-----------               ------------------------------------------------------------
           3.1(1)         Articles of Association of CompleTel Europe N.V.

           3.2(2)         Amended Articles of Association of CompleTel Europe N.V.

           4.1(3)         14% Senior Discount Notes Indenture, dated February 16,
                          1999, among CompleTel Europe N.V. as issuer, CompleTel ECC
                          B.V. as guarantor and U.S. Bank Trust National Association as trustee

           4.2(2)         14% Senior Notes Indenture, dated April 13, 2000, between
                          CompleTel Europe N.V. as issuer and The Chase Manhattan Bank as trustee

          10.1(4)         E265 Million Senior Secured Credit Facility, dated
                          January 6, 2000, among members of the CompleTel group as borrower, Goldman Sachs International and Paribas
                          Corporation, as co-arrangers, Paribas as facility and security agent and others

          10.2(2)         Amended and Restated E265 Senior Secured Credit Facility
                          Agreement, dated March 17, 2000, among members of the
                          CompleTel group as borrower, Goldman Sachs International and
                          Paribas Corporation, as co-arrangers, Paribas as facility
                          and security agent and others

          10.3(2)         Supplemental Agreement, dated April 6, 2000, between members of CompleTel Europe N.V., CompleTel S.A.S and other members of the CompleTel Group, Goldman Sachs International and
                          Paribas Corporation as co-arrangers, Paribas as facility and security agent, European Investment Fund as risk participant and others

          10.4            Extension of Supplemental Agreement, dated January 10, 2001, extending suspension of certain credit facility covenants

          10.5(2)         CompleTel Europe N.V. Guaranty Agreement, dated March 30,
                          2000

          10.6(4)         Purchase Agreement, dated August 4, 1999, between CompleTel
                          GmbH and Siemens AG

          10.7(3)         Supply Agreement, dated January 8, 1999, between CompleTel
                          SAS and Matra Nortel Communications

          10.8(3)         Arrete, dated November 17, 1998, as amended by Arrete dated
                          November 7, 2000 (which extended the license to an
                          additional region) authorizing CompleTel SAS to set up and operate a telecommunications network open to the public and to supply the public with the telephone service in certain regions of France, as published December 13, 1998

          10.9            Extension of French License, dated November 17, 2000

          10.10(3)        License, dated January 11, 1999, granted by the Secretary of
                          State for Trade and Industry to CompleTel UK Limited under
                          Section 7 of the Telecommunications Act 1984

          10.11(1)        German License Certificate Class 3 for the Operation and
                          Performance of Public Telecommunications German license certificate Class 3 for the Operation and Performance of Public Telecommunications Services by the Licensee or
                          Others, dated March 8, 1999

          10.12(1)        German License Certificate Class 4 for the Operations of
                          Voice Telephone Service on the Basis of a Self-Operated
                          Telecommunications Network, dated March 8, 1999

          10.13(5)        Extension of Class 3 German License, dated July 1999

EXHIBIT NO.                                       DESCRIPTION
-----------               ------------------------------------------------------------
          10.14(5)        Extension of Class 4 German License, dated July 1999

          10.15(6)        Extension of Class 3 German License, dated January 2000

          10.16(6)        Extension of Class 4 German License, dated January 2000

          10.17(7)        Extension of Class 3 German License, dated July 2000

          10.18(7)        Extension of Class 4 German License, dated July 2000

          10.19           Form of Extension of Class 3 German License, dated October
                          2000, together with schedule identifying the licenses
                          granted

          10.20           Form of Class 4 German National License, dated March 21,
                          2001

          10.21(4)        CompleTel Europe N.V. 2000 Stock Option Plan

          10.22(8)        First Amendment to CompleTel Europe N.V. 2000 Stock Option
                          Plan

          10.23(10)       Second Amendment to CompleTel Europe N.V. 2000 Stock Option
                          Plan

          10.24(6)        Amended Employment Agreement by and between CableTel
                          Management, Inc. and William H. Pearson, dated June 30, 2000

          10.25(3)        Employment Agreement by and between CableTel Management,
                          Inc. and Richard N. Clevenger, dated May 18, 1998

          10.26(6)        Amended Employment Agreement by and between CableTel
                          Management, Inc. and David Lacey, dated June 30, 2000

          10.27(6)        Amended Employment Agreement by and between CableTel
                          Management, Inc. and James E. Dovey, dated June 30, 2000

          10.28           Service Agreement, dated June 11, 1999, between iPcenta
                          Limited and Martin Rushe

          10.29           Employment Agreement, dated February 2001, between CompleTel
                          Headquarters Europe SAS and Jerome de Vitry

          10.30(6)        Amended and Restated Executive Securities Agreement by and
                          between CompleTel LLC and Martin Rushe, dated January 15,
                          2000

          10.31           Repurchase and Restriction Agreement, dated November 27,
                          2001, between CompleTel LLC and Martin Rushe

          10.32           Form of Contribution and Restriction Agreement, dated
                          November 27, 2001, between CompleTel LLC and the Executive
                          Officers identified in the attached schedule

          10.33(6)        Amended and Restated Executive Securities Agreement by and
                          between CompleTel LLC and Hansjorg Rieder, dated May 26,
                          1999

          10.34(2)        Promissory Note, dated March 23, 2000, between Martin Rushe as maker and iPcenta Limited as payee

          10.35(2)        Letter Agreement, dated March 23, 2000, between Martin Rushe and iPcenta Limited

          10.36 Pledge and Security Agreement, dated December 21, 2000, between CompleTel Europe N.V. and William Pearson

          10.37           Form of Loan Agreement, dated March 31, 2000, between
                          CompleTel Europe N.V. and Employee relating to loan from
                          Paribas to the Employee, together with schedule identifying the final agreements entered into under the form

EXHIBIT NO.                                       DESCRIPTION
-----------               ------------------------------------------------------------
          10.38           Form of Letter Agreement between CompleTel Europe N.V. and
                          Employee relating to loan from Paribas to the Employee,
                          together with schedule identifying the final agreements
                          entered into under the form

          10.39           Form of Statement of Pledge of Financial Instruments Account
                          between CompleTel Europe N.V. and Paribas Corporation

          10.40(3)        Amended and Restated CompleTel LLC Guaranty Agreement, dated
                          July 14, 1999, by CompleTel LLC in favor of the noteholders

          10.41(3)        Equity Registration Rights Agreement, dated February 16,
                          1999, among CompleTel (N.A.) N.V., CompleTel Europe N.V.,
                          the Shareholders named therein, the initial purchasers and
                          U.S. Bank Trust National Association, as Transfer Agent

          10.42(9)        Second Amended and Restated Registration Agreement, dated
                          November 23, 1999, by and among CompleTel LLC and the
                          Holders named therein

          10.43(2)        First Supplement, dated March 24, 2000, to Second Amended
                          and Restated Registration Agreement, dated November 23,
                          1999, by and among CompleTel LLC and the Holders named
                          therein

          10.44(2)        Pledge Agreement, dated April 13, 2000, by and among
                          CompleTel Europe N.V., CompleTel Escrow B.V. and The Chase
                          Manhattan Bank as trustee and securities intermediary

          21.1            Subsidiaries of CompleTel Europe N.V.

          23.1            Consent of Arthur Andersen

          24.1            Power of Attorney

------------------------

(1) Previously filed as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-4, file number 333-82305, filed with the Securities and Exchange Commission on August 27, 1999 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4, file number 333-82305, filed with the Securities and Exchange Commission on July 2, 1999 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4, file number 333-82305, filed with the Securities and Exchange Commission on January 31, 2000 and incorporated herein by reference.

(5) Previously filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-4, file number 333-82305 filed with the Securities and Exchange Commission on September 14, 1999 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4, file number 333-41126, filed with the Securities and Exchange Commission on July 11, 2000 and incorporated herein by reference.

(7) Previously filed as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-4, file number 333-41126, filed with the Securities and Exchange Commission on July 21, 2000 and incorporated herein by reference.

(8) Previously filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form F-1, file number 333-30834, filed with the Securities and Exchange Commission on March 22, 2000 and incorporated herein by reference.

(9) Previously filed as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form F-1, file number 333-30834, filed with the Securities and Exchange Commission on March 6, 2000 and incorporated herein by reference.

(10) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8, file number 333-57208, filed with the Securities and Exchange Commission on March 19, 2001 and incorporated herein by reference.