Form 10-K405/A
period 2000-12-31
COMPLE TEL EUROPE NV
filed 2001-04-30
CIK 1089558

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A
                               (AMENDMENT NO. 1)


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                           PAGE
                                                                         --------
                                     PART I
Item 1.   Business....................................................       1

Item 2.   Properties..................................................      24

Item 3.   Legal Proceedings...........................................      24

Item 4.   Submission of Matters to a Vote of Security Holders.........      24

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related                 25
          Stockholder Matters.........................................

Item 6.   Selected Financial Data.....................................      26

Item 7.   Management's Discussion and Analysis of Financial Condition       27
          and Results of Operations...................................

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk...      50

Item 8.   Financial Statements and Supplementary Data.................      51

Item 9.   Changes in and Disagreements with Accountants on Accounting       51
          and Financial Disclosure....................................

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........      52

Item 11.  Executive Compensation......................................      59

Item 12.  Security Ownership of Certain Beneficial Owners and               64
          Management..................................................

Item 13.  Certain Relationships and Related Transactions..............      65

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form      68
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
                                    May 2001(2)

------------------------


(1) Mr. Dovey will step down as Chairman of our Supervisory Board following our upcoming 2001 annual meeting but will remain, subject to shareholder approval, a member of the Supervisory Board.



(2) Subject to shareholder approval sought at our upcoming 2001 annual meeting, Mr. Pearson will become a member and the Chairman of our Supervisory Board and will step down from his position as a Managing Director, our President and Chief Executive Officer. Mr. Pearson will continue to play an active role in the development of our business as our Chief Business Development Officer.

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
                                    Limited

------------------------


(1) Subject to shareholder approval sought at our upcoming 2001 annual meeting, Mr. Pearson will become a member and the Chairman of our Supervisory Board and will step down from his position as a Managing Director, our President and Chief Executive Officer. Mr. Pearson will continue to play an active role in the development of our business as our Chief Business Development Officer. Further, subject to shareholder approval, Timothy A. Samples will be elected to the position of a Managing Director and will become our President and Chief Executive Officer.


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
                                    Counsel


    JAMES E. DOVEY became our Managing Director in January 2000, stepped down from that position and was elected to our Supervisory Board as its chairman in March 2000, upon the consummation of the initial public offering of our ordinary shares. He also served as our Chief Executive Officer from our inception through December 1999. Mr. Dovey, one of the co-founders of CompleTel LLC, has over 30 years' experience in the telecommunications industry. He has served as Chief Executive Officer of CompleTel LLC from January 1998 through December 1999, as a director from its inception and as chairman of its board since January 2000. In 1987, Mr. Dovey founded United Cable International, a joint venture between United Cable and United Artists, where he served as CEO until 1990 when that company (by then renamed TCI International) merged with the United Kingdom assets of US WEST Inc. to form TeleWest Communications, plc. Mr. Dovey continued to serve as CEO of TeleWest until his return to the U.S. in late 1992. From 1992 to 1994, Mr. Dovey acted as a private consultant on a variety of U.S. and international telecommunications and cable television projects for TCI, US
WEST Inc. and other clients. From 1992 to 1995, Mr. Dovey served as Deputy Chairman for the United Kingdom communications company, IVS Cable International, which developed switched voice and data services in areas such as Oxford, Salisbury and Andover until the business was sold in 1995. In 1994, Mr. Dovey co-founded SPD CableTel Management, Inc., where he actively explored various entrepreneurial opportunities in the U.S. for providing converged cable and telephony services prior to co-founding CompleTel LLC in January 1998.

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

COMPENSATION OF MEMBERS OF THE SUPERVISORY BOARD


    We reimburse the members of our Supervisory Board for their reasonable out-of-pocket expenses incurred in connection with attending our and any of our subsidiaries' board or committee meetings. Additionally, we maintain directors' and officers' indemnity insurance coverage. Except for Mr. Dovey, who is compensated in accordance with his employment agreement (see Item 11--Executive Compensation), our Supervisory Directors receive no other compensation for services provided as members of our Supervisory Board, as members of boards of any of our subsidiaries, or as members of any board committee.

ITEM 11. EXECUTIVE COMPENSATION


    The following table sets forth in summary form all compensation paid for the years ended December 31, 2000, December 31, 1999 and December 31, 1998, to each of our (a) Chief Executive Officer, (b) four other executive officers who, based on salary and bonus compensation, were our most highly compensated for the year ended December 31, 2000, and (c) one additional executive officer who, based on salary and bonus compensation, was one of our most highly compensated executive officers for the year ended December 31, 2000, but was not serving as an executive officer at the end of the fiscal year 2000 (together, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE


                                                             ANNUAL COMPENSATION(1)    OTHER ANNUAL
                                                             -----------------------   COMPENSATION
NAME AND PRINCIPAL POSITION                    FISCAL YEAR   SALARY (E)   BONUS (E)       (E)(2)
---------------------------                    -----------   ----------   ----------   ------------
William H. Pearson...........................     2000        205,349      162,750        187,710
Managing Director and Chief Executive             1999        172,572      172,572         73,796
  Officer(3)(10)                                  1998        149,429       82,186         38,772

Richard N. Clevenger.........................     2000        189,875       94,938        113,999
Chief Technology Officer(4)(10)                   1999        147,919      147,919         31,715
                                                  1998        128,082       70,445         28,168

David E. Lacey...............................     2000        189,875       94,938        111,235
Chief Financial Officer(5)(10)                    1999        159,659       79,829             --
                                                  1998          6,048           --             --

Jerome de Vitry..............................     2000        147,661       79,428          2,206(7)
Chief Operating Officer(6)(10)                    1999        129,607       32,131             --
                                                  1998             --           --             --

Martin Rushe(10).............................     2000        156,038       46,811        133,330(7)(8)
Managing Director and President of CompleTel      1999         90,513        6,171             --
  UK Limited and iPcenta Limited                  1998             --           --             --

James E. Dovey(9)(10)........................     2000        205,349       82,140             --
                                                  1999        172,572      172,572             --
                                                  1998        149,429       81,119             --


------------------------


(1) Compensation amounts for Messrs. Pearson, Clevenger, Dovey and Lacey were converted from U.S. dollars to euro using the following average exchange rates for the relevant fiscal years: for 1998, U.S.$1.00 = E0.8539; for 1999, U.S.$1.00 = E0.9392; for 2000, U.S.$1.00 = E1.0850. Compensation
    amounts for Mr. Rushe were converted from pounds sterling to euro using the average exchange rates for the relevant fiscal years.


(2) Includes perquisites and other benefits paid in excess of 10% of the total annual salary and bonus received by such officer during the last fiscal year. These amounts consist of housing allowances, moving expenses and travel expenses associated with the relocation of these executives to Paris and their ongoing foreign service.


(3) Mr. Pearson was appointed to these positions in March 2000. Prior to then, he was President of European Operations. He also was appointed President and Chief Executive Officer of CompleTel LLC effective January 1, 2000. Subject to shareholder approval, sought at our 2001 annual meeting, Mr. Pearson will become a member and the Chairman of our Supervisory Board and will step down from his position as our President and Chief Executive Officer. In addition, he will continue to play an active role in the development of our business as our Chief Business Development Officer.


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


(9) Mr. Dovey served as one of our Managing Directors from January 2000 to March 2000. Mr. Dovey stepped down from this position upon the consummation of the initial public offering of our ordinary shares in March 2000 when he was elected to our Supervisory Board. Mr. Dovey currently serves as Chairman of our Supervisory Board. He intends to step down from this position following our upcoming 2001 annual meeting but will remain, subject to shareholder approval, a member of our Supervisory Board.



(10) As of December 31, 2000, each of the Named Executive Officers owned restricted units of CompleTel LLC, our former ultimate parent. Their ownership of these units constitutes an indirect ownership interest in our ordinary shares held by CompleTel LLC. The total number and market value (based on the price of our ordinary shares on the Nasdaq National Market) of the restricted shares underlying these units owned by each of the Named Executive Officers as of December 31, 2000 were as follows: Mr. Pearson, 2,194,515 (U.S.$7,817,960); Mr. Lacey, 331,288 (U.S.$1,180,213);
    Mr. Clevenger, 1,379,790 (U.S.$4,915,502); Mr. de Vitry, 116,311
    (U.S.$414,358); Mr. Rushe, 38,320 (U.S.$136,515); Mr. Dovey, 1,942,852
    (U.S.$6,921,410). In addition, as of December 31, 2000, each of Messrs. De Vitry and Rushe directly owned our ordinary shares subject to vesting restrictions. The total number and market value of the restricted ordinary shares directly owned by Messrs. De Vitry and Rushe as of December 31, 2000, were 93,297 (U.S.$332,371) and 47,506 (U.S.$167,637), respectively. For information on the vesting of these restricted ordinary shares and CompleTel LLC units, see "Employee Investments in CompleTel LLC Units."


STOCK OPTIONS

    During the fiscal year ended December 31, 2000, none of our Named Executive Officers owned any options to purchase our ordinary shares.

EMPLOYMENT AGREEMENTS


    WILLIAM H. PEARSON, JAMES E. DOVEY AND RICHARD N. CLEVENGER



    In May 1998, CompleTel LLC's wholly owned subsidiary, CableTel Management, Inc., entered into employment agreements with each of Messrs. Pearson, Dovey and Clevenger. Mr. Pearson's and Mr. Dovey's employment agreements subsequently were amended effective January 1, 2000. The employment agreements for Messrs. Pearson, Dovey and Clevenger, each of whom is seconded to us, include the following terms.



    SALARY. During the course of their employment, Mr. Pearson is to receive an annual base salary of U.S.$175,000, Mr. Dovey is to receive an annual base salary of U.S.$175,000 and Mr. Clevenger is to receive an annual base salary of U.S.$150,000. For 1999, their base salaries were increased to U.S.$183,750, U.S.$183,750 and U.S.$157,500, respectively, and to U.S.$189,263, U.S.$189,263 and U.S.$175,000, respectively, for 2000.



    BONUS. At the end of each calendar year, each of Messrs. Pearson, Dovey and Clevenger is entitled to receive an incentive bonus of up to 55% of his annual salary if they achieve certain performance benchmarks.



    TAX EQUALIZATION. As expatriates, Messrs. Pearson and Clevenger are subject to additional taxes and different taxes than if they lived and worked in the United States. Consequently, their employment agreements contain tax equalization provisions designed to ensure that they will be placed in substantially the same economic position as if they were employed in the United States. As of July 31, 2000, Mr. Clevenger was no longer an expatriate.



    SEVERANCE. Each of Messrs. Pearson, Dovey and Clevenger, or his respective beneficiaries, is entitled to receive severance benefits if his employment is terminated due to death, disability or nonperformance, in an amount equal to his base salary and benefits for six months in the case of Mr. Dovey, or nine months in the case of Messrs. Pearson and Clevenger. Each of Messrs. Pearson, Dovey and Clevenger is entitled to receive severance benefits equal to his base salary, benefits and bonuses for 24 months after the date of termination if he is terminated without cause or if he is terminated or constructively terminated within six months after a change in control. If the employee resigns or is terminated for cause, he will not be entitled to severance benefits.


    DAVID E. LACEY


    In December 1998, CableTel Management, Inc. entered into an employment agreement with Mr. Lacey, our Chief Financial Officer, which subsequently was amended effective January 1, 2000. The employment agreement of Mr. Lacey, who is seconded to us, includes the following terms.



    SALARY. During the course of his employment, Mr. Lacey is to receive an annual base salary of U.S.$175,000. Mr. Lacey's employment agreement provides for tax equalization. As of December 28, 2000, Mr. Lacey was no longer an expatriate.



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

    JEROME DE VITRY


    In December 1998, we entered into an employment agreement with Jerome de Vitry which subsequently was amended effective January 1, 2001. The employment agreement for Mr. de Vitry includes the following terms.



    SALARY. During the course of his employment, Mr. de Vitry is to receive an annual base salary of French Francs 1,250,000.


    BONUS. At the end of each calendar year, Mr. de Vitry is entitled to receive an incentive bonus of up to 50% of his annual salary if he achieves certain performance benchmarks.


    SEVERANCE. Under French labor law and the collective bargaining agreement applicable to telecommunications businesses, Mr. de Vitry is entitled to three months notice in the event of termination of his employment contract other than for gross misconduct. In the event that we release him from his obligation to perform his notice period, he is entitled to his base salary, contractual bonuses and accrued paid vacation entitlements until the expiration of such notice period. After two years employment with us, Mr. de Vitry is entitled to a severance indemnity equal to 3% of his annual base salary, contractual bonuses and accrued paid vacation entitlements for each year of employment, unless termination of his employment is based on gross misconduct. This amount will increase to 4% of base salary, contractual bonuses and accrued paid vacation entitlements after nine years of employment. In addition, in the event his employment with us is terminated other than for gross misconduct, Mr. de Vitry is entitled to a non-compete payment in an amount equal to 75% of his annual base salary. Mr. de Vitry is not entitled to such indemnity in the event that we release him from his non-compete obligations.


    MARTIN RUSHE

    In June 1999, our wholly owned subsidiary, iPcenta Limited, entered into a service agreement with Mr. Rushe. This agreement includes the following terms:

    SALARY. During the course of his employment Mr. Rushe is to receive an annual base salary of L65,000. This salary will be reviewed in January of each year.


    BONUS. Mr. Rushe is entitled to receive an annual incentive bonus of up to 25% of his base salary, based on certain requirements concerning the performance of iPcenta.



    PENSION AND OTHER BENEFITS. Mr. Rushe is eligible to join our contributory pension scheme. The contribution will be 5% of his base salary with CompleTel contributing 12% of his base salary.


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


EMPLOYEE INVESTMENTS IN COMPLETEL LLC UNITS



    In 1998 and 1999, executive management and selected key employees of us and of CompleTel LLC, our ultimate parent at the time, purchased common ownership interests in CompleTel LLC. These interests consisted of (a) non-performance time vesting units and (b) performance vesting units of CompleTel LLC. In general, employees' ownership interests in the non-performance units ratably vest over a four year period, subject to the employees' continued employment by CompleTel LLC or its subsidiaries (including us and our subsidiaries). Accordingly, upon termination of employment for any reason, vesting ceases and CompleTel LLC becomes entitled to repurchase all unvested units of the former employees at their original cost.



    Employees' ownership interests in performance vesting units are subject to these time vesting conditions and to performance vesting conditions, based upon the valuation of CompleTel LLC's equity securities. In the event that any performance units remain unvested (due to failure to meet the specified equity valuation targets) after the expiration of the performance vesting period on May 18, 2005, such units will be forfeited.



    In the fourth quarter of 2000, CompleTel LLC began to redeem its non-performance time vesting units in exchange for the number of our ordinary shares owned by CompleTel LLC corresponding to each redeeming holder's pro rata interest in those shares. Instead of redeeming their non-performance time vesting units, some holders contributed their units to us in exchange for our newly issued ordinary shares. Some of the units that were redeemed or contributed remained subject to time vesting restrictions; these units were exchanged for shares subject to equivalent vesting provisions. No performance vesting units were redeemed or contributed as part of these transactions. Our employees who received our shares in these redemption and contribution transactions may, under certain circumstances, have the right to require us to register their shares under a registration rights agreement, dated as of November 23, 1999, as amended by a first supplement dated as of March 24, 2000.



    As of December 31, 2000, after giving effect to vesting that occurred on that date, outstanding CompleTel LLC non-performance vesting units representing indirect ownership interest in approximately 1.0 million of our ordinary shares remained unvested, and approximately 0.8 million of our ordinary shares issued or distributed to our employees in consideration for unvested non-performance CompleTel LLC units remained subject to similar time vesting restrictions. In addition, as of December 31, 2000, outstanding CompleTel LLC performance units representing an indirect ownership interest in approximately 4.7 million of our ordinary shares remained unvested.



COMPLETEL EUROPE N.V. 2000 STOCK OPTION PLAN



    In December 1999, we adopted our 2000 Stock Option Plan, which provides for the grant to our employees of options to purchase our ordinary shares. Under the plan, options to purchase up to 18,919,960 ordinary shares (representing approximately 11.8% of our outstanding share capital as of April 1, 2001) can be granted. All our employees (including management) are eligible to participate in our 2000 option plan. Options granted under the plan are subject to the following terms.



    VESTING. Options granted to employees resident in France vest in an increment of 60% on the second anniversary of the date of the grant and in two additional increments of 20% on the third and fourth anniversaries of the date of the grant. Options granted to employees resident in the United Kingdom, Germany and the United States vest in annual increments of 25%, commencing on the first anniversary date of the grant.



    EXERCISE PRICE. The exercise price of any options granted under the plan must be at least equal to the fair market value of the shares. Subject to the exception noted below, the fair market value is deemed to be the closing price of the shares on the Paris Bourse, or the principal stock exchange outside the United States on which the shares are traded, on the date the option is granted. With regard to options granted to employees resident in the United Kingdom, so long as the shares are not listed on the London Stock Exchange or the New York Stock Exchange, fair market value is determined by the Shares Valuation Division of the Inland Revenue in the United Kingdom.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS


    In September 2000, CompleTel LLC, which then indirectly held approximately 75.4% of our share capital, initiated a plan for the distribution of a substantial portion of its assets to the holders of its membership interests pursuant to the terms of its limited liability company agreement. To implement this distribution plan, CompleTel LLC membership units were redeemed in consideration for our ordinary shares. As a result of these transactions:
(1) CompleTel LLC's ownership of our shares decreased to represent, as of April 1, 2001, 9.9% of our share capital; (2) certain holders of CompleTel LLC's membership units who owned our shares indirectly through CompleTel LLC
(a) received a distribution of our ordinary shares in redemption of their LLC units or (b) contributed their membership units to us in exchange for an equivalent number of our ordinary shares, and now own our shares directly; and
(3) we now hold common units of CompleTel LLC representing approximately 15.5% of CompleTel LLC's capital.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


    The following table sets forth information regarding the beneficial ownership of our equity securities as of April 1, 2001 by:


    - each member of our Supervisory Board and persons nominated to become members of our Supervisory Board;

    - each of our Named Executive Officers;


    - all our executive officers and members of our Supervisory Board as a group; and


    - each shareholder who is known to us to own beneficially more than 5% of our ordinary shares as of such date.


                                                                              COMPLETEL EUROPE N.V.
                                                              -----------------------------------------------------
                                                                                                   PERCENTAGE
NAME OF BENEFICIAL OWNER                                              SHARES OWNED                 OF SHARES
------------------------                                      ----------------------------   ----------------------
DIRECTORS AND NAMED EXECUTIVE OFFICERS:
William H. Pearson(1)(12)...................................                     6,549,215                      4.1%
Richard N. Clevenger(2)(12).................................                     5,596,910                      3.5
David E. Lacey(3)(12).......................................                     1,123,068                      0.7
Martin Rushe(4)(12).........................................                       209,258                        *
Jerome de Vitry(5)(12)......................................                       615,909                        *
James E. Dovey(6)(12).......................................                     6,524,411                      4.1
Lawrence F. DeGeorge(7)(11)(12).............................                    26,706,043                     16.6
James C. Allen(8)(12).......................................                       833,437                      0.5
Royce J. Holland(9)(12).....................................                       825,349                      0.5
Paul J. Finnegan............................................                            --                        *
James H. Kirby..............................................                            --                        *
James N. Perry, Jr..........................................                            --                        *
All directors and executive officers as a group
 (15 persons)...............................................                    49,867,257                     31.1

5% OWNERS:
Madison Dearborn Partners(10)(12)...........................                    64,573,990                     40.2
DeGeorge Telecom Holdings Limited Partnership(11)(12).......                    26,208,676                     16.3
CompleTel LLC(12)...........................................                    15,818,859                      9.9


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


(4) 38,320 of these shares are owned indirectly by Mr. Rushe through his ownership interests in CompleTel LLC. The remaining 170,938 shares are directly owned by him.



(5) 116,312 of the shares are owned indirectly by Mr. de Vitry through his ownership interests in CompleTel LLC. The remaining 499,597 shares are directly owned by him.



(6) 1,942,852 of these shares are owned indirectly by Mr. Dovey, and 40,290 indirectly by Dovey Family Company LLC through their respective ownership interests in CompleTel LLC. 3,229,413 of the remaining shares are owned directly by Mr. Dovey, 832,854 directly by Dovey Family Company LLC and 479,002 directly by Dovey Family Partners LLP. Mr. Dovey has sole voting power for each of these entities.



(7) 497,367 of these shares are owned directly by Mr. DeGeorge. The remaining 26,208,676 shares are owned indirectly through DeGeorge Telcom Holdings Limited Partnership. Mr. DeGeorge is the Chairman and Chief Executive Officer of LPL Investment Group, Inc., which controls DeGeorge Telcom Holdings Limited Partnership.



(8) 62,492 of these shares are owned indirectly by Mr. Allen through his ownership interests in CompleTel LLC. 770,357 of the shares are owned directly by Mr. Allen. The remaining 588 shares are owned by Mr. Allen's wife, as to which Mr. Allen disclaims beneficial ownership.



(9) 62,492 of these shares are owned indirectly by Mr. Holland through his ownership interests in CompleTel LLC. The remaining 762,857 shares are directly owned by him.



(10) 2,924,659 of these shares are owned indirectly by Madison Dearborn Capital Partners II, L.P. through its ownership interests in CompleTel LLC. The remaining 61,649,331 shares are owned directly. Messrs. Finnegan, Kirby and Perry are managing directors of Madison Dearborn Partners, Inc., the general partner of the general partner of Madison Dearborn Capital Partners II, L.P. The address of Madison Dearborn Partners is Three First National Plaza, Chicago, Illinois 60602.



(11) 1,208,023 of these shares are owned indirectly by DeGeorge Telcom Holdings Limited Partnership through its ownership interests in CompleTel LLC. The remaining 25,000,653 shares are owned directly. Mr. DeGeorge has sole voting and investment power over the shares owned by DeGeorge Telcom Holdings Limited Partnership. The address of DeGeorge Telcom Holdings Limited Partnership is 639 Isbell Road, Suite 390, Reno, Nevada 89509.



(12) CompleTel LLC owns our ordinary shares indirectly through its wholly owned subsidiary, CompleTel (N.A.) N.V. Holders of common interests in CompleTel LLC could be deemed to be beneficial owners of our ordinary shares that are owned by CompleTel LLC, because (a) CompleTel (N.A.) N.V.'s power to vote and dispose of our outstanding ordinary shares is exercised by CompleTel (N.A.) N.V.'s sole managing director, who is appointed by CompleTel LLC as sole owner of all the voting interests in CompleTel (N.A.) N.V. and (b) CompleTel LLC's power to vote and dispose of its equity interests in CompleTel (N.A.) N.V. is exercised by CompleTel LLC's board of managers, which is elected by the holders of CompleTel LLC's common interests. The address of CompleTel LLC is 6300 South Syracuse Way, Suite 355, Englewood, Colorado 80111.


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

EMPLOYEE LOANS


    In March 2000, iPcenta Limited, our wholly-owned indirect subsidiary, loaned Martin Rushe, one of our Managing Directors and the President of our subsidiary, CompleTel UK Limited, the principal amount of U.S.$206,500 (E220,000) to purchase 100 common units of CompleTel LLC. The principal amount, together with accumulated interest at the rate of 7% compounded semi-annually, is due and payable on the earlier of (a) January 15, 2003, (b) 30 days after a termination for cause, or (c) 90 days after any termination of employment. The common units are subject to vesting and forfeiture provisions and will, if vested, entitle Mr. Rushe to receive a pro rata number of our ordinary shares when and if CompleTel LLC is liquidated. iPcenta has agreed to forgive a pro rata portion of the principal and interest on the note as the common units vest or upon forfeiture. iPcenta has also agreed to reimburse Mr. Rushe for any tax liability that may arise as a result of this arrangement.



    In March 2000, a limited number of our employees obtained interest bearing loans in an approximate aggregate principal amount of E2 million from a commercial bank to purchase shares in our initial public offering. These include loans to Hansjorg Rieder and Martin Rushe, two of our managing directors, in the principal amounts of E567,000 and E309,000, respectively, and to Jerome de Vitry, our Chief Operating Officer, in the principal amount of E567,000. Each of these individual commercial loans is for a term of 18 months, accrues interest at a rate of 4.95% per year and is secured by a pledge of the shares purchased by these individuals. We subsequently have entered into the following arrangements with our employees and the lending bank in connection with these commercial loans.



    - We pledged to the lending bank cash amounts represented by investment securities to collateralize the individual commercial loans. The amount of the cash collateral, which bears interest at approximately 4% per annum, is to be increased if the market price on the Paris Bourse of our shares drops below a certain threshold, and is to be decreased if there is an increase in the market price of our shares, subject to a minimum amount of at least 30% of the aggregate amount of the loans. As of March 1, 2001, we had a deposit of securities representing E1.2 million in this collateral account.



    - We guaranteed the individual commercial loans in a total amount of approximately E2 million.



    - We made additional interest free loans to each of the employees in amounts needed to cover the interest cost and bank fee payments on each of the individual commercial loans.



    - We have agreed to indemnify each of these employees against action taken by the lending bank as a result of any failure by the employee to comply with certain undertakings of the loan. Under the indemnity, if an individual commercial loan becomes due and payable and the market value of the shares purchased and pledged by the employee is less than the aggregate outstanding principal and interest on the individual commercial loan and on the loan from us to the employee, we have agreed to pay the lender bank the amount of such shortfall together with the interest thereon.



    - We have agreed to cure certain defaults of the individual commercial loan upon prompt notice by the employee of such failure to comply with the undertakings.



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
                                       =========       =====           =====        =========        =====

PRO FORMA FAIR VALUE DISCLOSURES

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), which defines a fair value based method of accounting for employee stock

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(9) EMPLOYEE INCENTIVE PLANS (CONTINUED) options and similar equity instruments. However, as allowed by SFAS 123, the Company has elected to account for its stock-based compensation plans using the intrinsic value based method of APB 25 and provide pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method had been applied.

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

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES

(10) QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
(2) 2000 second quarter includes extraordinary income of 1,053 related to a gain on the early retirement of a portion of the Company's Senior Notes.

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

                         COMPLETEL LLC AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMPUTER SOFTWARE COSTS

    The Company capitalizes software used for internal purposes in accordance with Statement of Position 98-1, ``Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (``SOP 98-1"). Internal and external costs incurred in the planning or conceptual development of software for internal use are expensed as incurred. Once the planning or conceptual development of software has been achieved, and the project has reached the application or development stage, external direct costs of materials and services used in the project, payroll and payroll-related costs for employees who are directly associated with and who devote time to the project (to the extent of the time spent directly on the project) and interest cost incurred in the development of the project are capitalized. Training and routine maintenance costs are expensed as incurred.

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

    As required, the Company adopted Staff Accounting Bulletin No. 101, ``Revenue Recognition in Financial Statements" (``SAB 101") in the fourth quarter of 2000, retroactive to January 1, 2000. SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company's statements of operations reflect the application of SAB 101, which resulted in the deferral of approximately
$1.9 million of installation revenues. The cumulative effect of change in accounting principle is reflected in the consolidated statement of operations for the

                         COMPLETEL LLC AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) impact related to periods prior to January 2000. The cumulative effect related to periods prior to January 2000 was immaterial to the consolidated financial statements taken as a whole.

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
                                                                ========          ========

                         COMPLETEL LLC AND SUBSIDIARIES

(9) COMPLETEL LLC ONLY FINANCIAL INFORMATION (CONTINUED)

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

                         COMPLETEL LLC AND SUBSIDIARIES

(10) EMPLOYEE INCENTIVE PLANS (CONTINUED)

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
                                       =========       =====           =====        =========        =====

                         COMPLETEL LLC AND SUBSIDIARIES

(10) EMPLOYEE INCENTIVE PLANS (CONTINUED)
PRO FORMA FAIR VALUE DISCLOSURES

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, CompleTel Europe N.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2001.


                                                       COMPLETEL EUROPE N.V.

                                                       By:  *
                                                            -----------------------------------------
                                                            Name: William H. Pearson
                                                            Title: Managing Director, President and
                                                            Chief Executive Officer

                                                       By:  *
                                                            -----------------------------------------
                                                            Name: Martin Rushe
                                                            Title: Managing Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CompleTel
Europe N.V. and in the capacities indicated on April 30, 2001.


SIGNATURE
---------
                   *
---------------------------------------
James E. Dovey
Supervisory Director and Chairman and
Authorized United States Representative

                   *
---------------------------------------
James C. Allen
Supervisory Director

                   *
---------------------------------------
Lawrence F. DeGeorge
Supervisory Director

                   *
---------------------------------------
Paul J. Finnegan
Supervisory Director

                   *
---------------------------------------
Royce J. Holland
Supervisory Director

/s/ JOHN M. HUGO
---------------------------------------
John M. Hugo
Corporate Controller

                   *
---------------------------------------
James H. Kirby
Supervisory Director

                   *
---------------------------------------
David E. Lacey
Chief Financial Officer

                   *
---------------------------------------
James N. Perry, Jr.
Supervisory Director

                   *
---------------------------------------
William H. Pearson
Managing Director,
President and Chief Executive Officer

                   *
---------------------------------------
Hansjorg Rieder
Managing Director

                   *
---------------------------------------
Martin Rushe
Managing Director

*By:  /s/ JOHN M. HUGO
      --------------------------------------
      Name: John M. Hugo
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

          10.9(11)        Extension of French License, dated November 17, 2000

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

          10.15(6)        Extension of Class 3 German License, dated January 2000

          10.16(6)        Extension of Class 4 German License, dated January 2000

          10.17(7)        Extension of Class 3 German License, dated July 2000

          10.18(7)        Extension of Class 4 German License, dated July 2000

          10.19(11)       Form of Extension of Class 3 German License, dated October
                          2000, together with schedule identifying the licenses
                          granted

          10.20(11)       Form of Class 4 German National License, dated March 21,
                          2001

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

          10.24(6)        Amended Employment Agreement by and between CableTel
                          Management, Inc. and William H. Pearson, dated June 30, 2000

          10.25(3)        Employment Agreement by and between CableTel Management,
                          Inc. and Richard N. Clevenger, dated May 18, 1998

          10.26(6)        Amended Employment Agreement by and between CableTel
                          Management, Inc. and David Lacey, dated June 30, 2000

          10.27(6)        Amended Employment Agreement by and between CableTel
                          Management, Inc. and James E. Dovey, dated June 30, 2000

          10.28(11)       Service Agreement, dated June 11, 1999, between iPcenta
                          Limited and Martin Rushe

          10.29(11)       Employment Agreement, dated February 2001, between CompleTel
                          Headquarters Europe SAS and Jerome de Vitry

          10.30(6)        Amended and Restated Executive Securities Agreement by and
                          between CompleTel LLC and Martin Rushe, dated January 15,
                          2000

          10.31(11)       Repurchase and Restriction Agreement, dated November 27,
                          2000, between CompleTel LLC and Martin Rushe

          10.32(11)       Form of Contribution and Restriction Agreement, dated
                          November 27, 2000, between CompleTel LLC and the Executive
                          Officers identified in the attached schedule

          10.33(6)        Amended and Restated Executive Securities Agreement by and
                          between CompleTel LLC and Hansjorg Rieder, dated May 26,
                          1999

          10.34(2)        Promissory Note, dated March 23, 2000, between Martin Rushe as maker and iPcenta Limited as payee

          10.35(2)        Letter Agreement, dated March 23, 2000, between Martin Rushe and iPcenta Limited

          10.36(11)       Pledge and Security Agreement, dated December 21, 2000,
                          between CompleTel Europe N.V. and William Pearson

          10.37(11)       Form of Loan Agreement, dated March 31, 2000, between
                          CompleTel Europe N.V. and Employee relating to loan from
                          Paribas to the Employee, together with schedule identifying the final agreements entered into under the form

EXHIBIT NO.                                       DESCRIPTION
-----------               ------------------------------------------------------------
          10.38(11)       Form of Letter Agreement between CompleTel Europe N.V. and
                          Employee relating to loan from Paribas to the Employee,
                          together with schedule identifying the final agreements
                          entered into under the form

          10.39(11)       Form of Statement of Pledge of Financial Instruments Account
                          between CompleTel Europe N.V. and Paribas Corporation

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

          21.1(11)        Subsidiaries of CompleTel Europe N.V.

          23.1            Consent of Arthur Andersen

          24.1            Power of Attorney

          99.1            Annex 1


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


(11) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.