Form 10-Q
period 2001-03-31
COMPLE TEL EUROPE NV
filed 2001-05-15
CIK 1089558

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NO. 000-30075

                                  -----------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing

     The number of shares outstanding of the Registrant's common stock as of April 1, 2001 was 160,555,222 ordinary shares.

                             COMPLETEL EUROPE N.V.
                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of
         March 31, 2001 (unaudited) and December 31, 2000

         Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000 (unaudited)

         Consolidated Statement of Shareholders' Equity for the Three Months Ended March 31, 2001 (unaudited)

         Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 2001 and 2000 (unaudited)

         Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

     PART I    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   MARCH 31,    DECEMBER 31,
                                                                        2001           2000
                                                                        ----           ----

                                     ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                      E292,523       E361,698
     Short-term investments, restricted                               27,690         28,030
     Accounts receivable, net of allowance
       for doubtful receivables of E1,200 and E733 as of
       March 31, 2001 and December 31, 2000, respectively             17,370         13,883
     Affiliate receivables                                             1,500          1,500
     Prepaid expenses, VAT receivables and other current assets       44,020         54,886
                                                                    --------       --------
       Total current assets                                          383,103        459,997

NON-CURRENT ASSETS:
     Property and equipment, net                                     346,223        298,623
     Licenses and other intangibles, net                               6,678          6,858
     Deferred financing costs, net                                    15,161         15,129
     Non-current investments, restricted                              39,410         41,709
     Other non-current assets                                          2,200          2,465
                                                                    --------       --------
       Total non-current assets                                      409,672        364,784
                                                                    --------       --------
TOTAL ASSETS                                                        E792,775       E824,781
                                                                    ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Network vendor payables                                        E 51,937       E 54,341
     Accrued liabilities and trade accounts payable                   77,349         71,684
     Affiliate payables                                                  597          2,199
                                                                    --------       --------
       Total current liabilities                                     129,883        128,224

LONG-TERM DEBT                                                       289,506        280,597

SHAREHOLDERS' EQUITY:
     Ordinary shares, nominal value E.10 per share, 625,000,000 shares authorized; 160,555,222 shares issued and
       outstanding at March 31, 2001 and December 31, 2000,
       respectively                                                   16,055         16,055
     Additional paid-in capital                                      697,715        706,821
     Deferred compensation                                           (25,804)       (33,196)
     Other cumulative comprehensive loss                                 760          1,019
     Accumulated deficit                                            (299,787)      (259,185)
     Treasury stock, at cost                                         (15,553)       (15,554)
                                                                    --------       --------

TOTAL SHAREHOLDERS' EQUITY                                           373,386        415,960
                                                                    ========       ========

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          E792,775       E824,781
                                                                    ========       ========

                     The accompanying notes are an integral
              part of these unaudited consolidated balance sheets.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                MARCH 31, 2001      MARCH 31, 2000
                                                                --------------      --------------
REVENUE                                                                E19,656              E2,527
OPERATING EXPENSES:
     Network costs                                                      18,691               3,011
     Selling, general and administrative                                23,442              13,127
     Allocated costs from affiliate                                      1,855               2,117
     Non-cash compensation charges                                      (1,731)             69,660
     Depreciation and amortization                                       9,506               2,946
                                                                  ------------        ------------
     Total operating expenses                                           51,763              90,861
                                                                  ------------        ------------

OPERATING LOSS                                                         (32,107)            (88,334)

OTHER INCOME (EXPENSE):
    Interest income                                                      5,398                 444
    Interest expense, net of capitalized interest                       (8,345)             (1,868)
    Foreign exchange loss and other expense                             (5,548)             (7,943)
                                                                  ------------        ------------
    Total other income (expense)                                        (8,495)             (9,367)
                                                                  ------------        ------------
NET LOSS                                                              E(40,602)           E(97,701)
                                                                  ============        ============
BASIC AND DILUTED LOSS PER ORDINARY SHARE                               E(0.26)             E(0.77)
                                                                  ============        ============
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING             157,413,763         126,820,533
                                                                  ============        ============


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                 ORDINARY SHARES
                                                 ---------------
                                                                                                              OTHER
                                                                         ADDITIONAL                      CUMULATIVE
                                                                            PAID-IN        DEFERRED   COMPREHENSIVE  ACCUMULATED
                                                NUMBER        AMOUNT        CAPITAL    COMPENSATION            LOSS      DEFICIT
                                                ------        ------        -------    ------------            ----      -------

BALANCE, December 31, 2000                 160,555,222       E16,055       E706,821       E(33,196)          E1,019   E(259,185)

     Deemed contributions by LLC
        related to allocation of
        non-cash compensation charges               --            --         (9,122)         5,413               --          --
     Exercise of stock options                      --            --             16             --               --          --
     Amortization of deferred
        compensation                                --            --             --          1,979               --          --
     Cumulative translation adjustment              --            --             --             --             (259)         --
     Net loss                                                     --             --             --               --     (40,602)
                                           -----------        ------        -------        -------            -----    --------
Balance, March 31, 2001                    160,555,222       E16,055       E697,715       E(25,804)          E  760   E(299,787)
                                           ===========       =======       ========       ========           ======   =========





                                            TREASURY
                                              STOCK,           TOTAL
                                             AT COST   COMPREHENSIVE
                                            (NOTE 3)            LOSS         TOTAL
                                            --------            ----         -----

BALANCE, December 31, 2000                 E(15,554)      E(200,197)      E415,960
                                                           ========
     Deemed contributions by LLC
        related to allocation of
        non-cash compensation charges            --              --         (3,709)
     Exercise of stock options                    1              --             17
     Amortization of deferred
        compensation                             --              --          1,979
     Cumulative translation adjustment           --            (259)          (259)
     Net loss                                               (40,602)       (40,602)
                                            -------        --------       --------
Balance, March 31, 2001                    E(15,553)       E(40,861)      E373,386
                                           ========        ========       ========


          The accompanying notes are an integral part of this unaudited consolidated financial statement.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (STATED IN THOUSANDS OF EUROS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                    MARCH 31, 2001      MARCH 31, 2000
                                                                    --------------      --------------
OPERATING ACTIVITIES:
     Net loss                                                             E(40,602)           E(97,701)
     Adjustments to reconcile net loss to net cash flows used in operating activities:
         Depreciation and amortization                                       9,506               2,946
         Non-cash compensation charges                                      (1,731)             69,660
         Accretion of senior discount notes                                  3,153               2,933
         Amortization of deferred financing costs                              447                  74
         Foreign exchange loss                                               5,070                  --
         Changes in operating assets and liabilities:
              Increase in accounts receivable                               (3,487)             (2,434)
              Decrease in prepaid expenses, VAT receivables and
                other current assets                                        13,674               2,575
              Decrease (increase) in other non-current assets                  265                 (28)
              Increase in accrued liabilities and trade accounts
                payable                                                      5,665               8,692
              Increase (decrease) in net affiliate payables/receivables     (1,602)              2,962
                                                                          --------            --------
              Net cash flows used in operating activities                   (9,642)            (10,321)
                                                                          --------            --------
INVESTING ACTIVITIES:
     Expenditures for property and equipment                               (56,926)            (33,254)
     Decrease in network vendor payables                                    (2,404)                 --
                                                                          --------            --------
              Net cash flows used in investing activities                  (59,330)            (33,254)
                                                                          --------            --------
FINANCING ACTIVITIES:
     Net proceeds from initial public offering                                  --             512,536
     Proceeds from exercise of stock options                                    17                  --
     Deferred financing costs                                                 (479)             (6,938)
                                                                          --------            --------
              Net cash flows (used in) provided by financing activities       (462)            505,598
                                                                          --------            --------
     Effect of exchange rates on cash                                          259               2,505
                                                                          --------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                           (69,175)            464,528
CASH AND CASH EQUIVALENTS, beginning of period                             361,698              57,115
                                                                          --------            --------
CASH AND CASH EQUIVALENTS, end of period                                  E292,523            E521,643
                                                                          ========            ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for interest                                               E     --            E     --
     Cash paid for taxes                                                  E     --            E     --


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  GENERAL

     CompleTel Europe N.V. ("CompleTel Europe") (together with its wholly-owned subsidiaries, the "Company") is a Dutch holding company incorporated on December 14, 1998 for the purpose of completing a Rule 144A offering (the "Offering") (see Note 5) to finance its planned operations.

     The Company has a strategic objective of becoming a leading facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure and provider of telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas across Western Europe, with an initial focus on network deployment in France and Germany. Additionally, the Company is establishing Internet data centers ("IDCs") and is providing Internet access, web hosting and other Internet value added services in France, Germany and the United Kingdom. The Company is currently implementing its business plan to deploy and operate metropolitan area networks in markets in France and Germany and provide Internet-related services in these markets and the United Kingdom. A facilities-based operator uses mainly its own telecommunications facilities to provide service, in contrast with non-facilities-based resellers who purchase the services of other providers and then retail the services to customers.

(2)  BASIS OF PRESENTATION

     The accompanying interim unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and are in the form prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

(3)  PROPERTY AND EQUIPMENT

     Property and equipment includes network equipment, office furniture and equipment, computer equipment and software, leasehold improvements and construction in progress. These assets are stated at cost and are being depreciated when ready for their intended use on a straight-line basis.

     Property and equipment consisted of the following (in thousands):

                                         MARCH 31,  DECEMBER 31,
                                              2001          2000
                                              ----          ----
Network equipment                         E256,520      E216,016
Office furniture and equipment               6,074         5,186
Computer equipment and software             11,973        10,891
Leasehold improvements                       8,117         8,239
Buildings                                      205           205
                                          --------      --------

Property and equipment, in service         282,889       240,537
Less: accumulated depreciation             (34,302)      (24,963)
                                          --------      --------

Property and equipment, in service, net    248,587       215,574
Construction in progress                    97,636        83,049
                                          --------      --------

Property and equipment, net               E346,223      E298,623
                                          ========      ========

         The Company capitalized approximately E3.5 million and E1.3 million of interest expense for the three months ended March 31, 2001 and 2000, respectively.

(4)  RELATED PARTY TRANSACTIONS

CONTRIBUTION OF COMPLETEL LLC COMMON UNITS FOR COMPLETEL EUROPE NV ORDINARY
SHARES

     In late November 2000, certain employees of CompleTel Europe who held common units of CompleTel LLC ("LLC"), contributed all such common units, except for those still subject to performance vesting provisions, to CompleTel Europe in consideration for 3,142,162 newly issued ordinary shares of CompleTel Europe. The number of ordinary shares issued was equal to the number of ordinary shares represented by the common units contributed to CompleTel Europe and were recorded at E15.6 million, the fair market value of those shares on the date of issuance. The corresponding investment in LLC, representing approximately 3,280 common units which are exchangeable into 3,142,162 ordinary shares of the Company, is reflected as a reduction of CompleTel Europe's equity in the accompanying statement of shareholders' equity, similar to treasury stock. The common units contributed included both vested and non-vested time vesting units. The ordinary shares issued in respect of the non-vested units remain subject to the same vesting provisions as the original award.

(5)  INDEBTEDNESS

SENIOR DISCOUNT NOTES

     In February 1999, the CompleTel Europe and CompleTel Holdings completed an offering (the "Offering") of 147,500 units (the "Units") consisting of approximately E131.9 million aggregate principal amount of 14% Senior Discount Notes due 2009 (the "Notes") issued by CompleTel Europe and 1,475,000 non-voting Class B Membership Interests of CompleTel Holdings LLC. All these Class B Membership Interests were subsequently redeemed by CompleTel Holdings and a corresponding portion of CompleTel Europe ordinary shares distributed to their former holders. CompleTel Europe issued the Notes at a substantial discount from their principal amount at maturity on February 16, 2009. A principal investor in LLC acquired 400 Units in the Offering. The proceeds of the Offering, net of offering fees and costs, were approximately E64.9 million and were held in an escrow account until CompleTel Europe received a minimum commitment of $90 million in senior credit facilities, which was received in April 1999. The Notes are guaranteed by LLC on a senior unsecured basis. As LLC is a holding company with no operations other than the operations to be conducted by CompleTel Europe and its subsidiaries, it is unlikely that LLC would have sufficient funds to satisfy CompleTel Europe's obligations on the Notes if CompleTel Europe is unable to satisfy its own obligation on the Notes. Of the approximately E67.1 million gross proceeds from the Offering, approximately

E63.1 million was attributed to the Notes and approximately E4 million was attributed to the 1,475,000 Class B Membership Interests of CompleTel Holdings. The E4 million allocated to the Class B Membership Interests represents additional discount on the Notes.

     Cash interest will not accrue on the Notes prior to February 15, 2004, with the Notes accreting to their stated principal amount at maturity at an effective interest rate of approximately 15.1%. The accretion is charged to interest expense. Commencing February 15, 2004, cash interest on the Notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. The Notes mature February 15, 2009.

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

     Long-term debt consists of the following (in thousands):


                                                                 MARCH 31,  DECEMBER 31,
                                                                   2001          2000
                                                                   ----          ----
     14% Senior Discount Notes, face amount $120.5 million,
     due 2009, effective interest rate of 15.1%, converted
     to euro at March 31, 2001 and December 31, 2000 exchange
     rates of 0.879 and 0.942, respectively                       E 89,506     E  80,597
     14% Senior Notes, face amount E200.0 million, due 2010        200,000       200,000
                                                                  --------      --------
                                                                  E289,506      E280,597
                                                                  ========      ========

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

     In April 2000, the Company entered into an agreement (the "Suspension Agreement") with the lenders whereby the Company agreed not to borrow funds under the credit facility in exchange for the lenders agreement to suspend the application of various provisions, including substantially all of the representations, covenants and events of default in the credit facility. In March 2001, the Company extended the Suspension Agreement until June 30,

2001. However, the Company is exploring funding options, and there is no assurance that it will seek or obtain additional credit now or in the future. During the period the Suspension Agreement is in effect, the facility is, nevertheless, guaranteed by its subsidiaries and is secured by, among other things, pledges of the stock of substantially all of its subsidiaries, as well as a number of its present and future material assets and revenue.

(6)  SEGMENT REPORTING

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Management currently evaluates the Company's development efforts according to the geographic location of its markets. The key operating performance criteria used in this valuation includes revenue growth and operating income before interest, taxes, depreciation, amortization, non-cash compensation expense and other non-cash items, including foreign exchange gains or losses ("Adjusted EBITDA"). Certain financial information reflecting the Company's development efforts by geographic location is presented below.

     As of March 31, 2001 and for the three months ended March 31, 2001:

                                                                        COMPLETEL
                                    COMPLETEL   COMPLETEL   COMPLETEL  EUROPE AND
                                          SAS        GMBH          UK       OTHER  CONSOLIDATED
                                          ---        ----          --       -----  ------------
Revenue                              E 15,603    E  2,809     E 1,244    E     --      E 19,656
Adjusted EBITDA                        (8,987)     (7,484)     (2,541)     (5,320)      (24,332)
Total assets                          224,435     156,079      18,568     393,693       792,775
Expenditures for long-lived assets     29,105      20,338       3,487       3,996        56,926


     As of March 31, 2000 and for the three months ended March 31, 2000:

                                                                          COMPLETEL
                                     COMPLETEL   COMPLETEL   COMPLETEL   EUROPE AND
                                           SAS        GMBH          UK        OTHER   CONSOLIDATED
                                          ---         ----          --        -----   ------------
Revenue                               E  1,491     E   146      E  890     E     --       E  2,527
Adjusted EBITDA                         (9,972)     (5,204)       (275)        (277)       (15,728)
Total assets                           112,736      64,889       2,573      505,839        686,037
Expenditures for long-lived assets      18,616      14,446         165           27         33,254



(7)  NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133" ("SFAS 137") which delayed the application of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 was not material to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All assumptions, anticipations, expectations and forecasts contained in the following discussion regarding our future business plans and products and services, financial results, performance, and the telecommunications industry and operating environment, and future events are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially because of a number of risks and uncertainties. The forward-looking statements contained herein represent a good-faith assessment of our future performance for which we believe there is a reasonable basis. The forward-looking statements are generally identified by the use of forward-looking words such as "plans," "estimate," "believe," "expect," "will," "should" and "may" or other variations of such terms, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements represent our view only as of the dates they are made, and we disclaim any obligation to update forward-looking statements contained herein, except as may be otherwise required by law.

     All statements made herein are accurate only as of the date of filing this Form 10-Q with the Securities and Exchange Commission and may be relied upon only as of that date. Unless otherwise indicated, all share numbers reflect the five-for-one split we effected on February 25, 2000.

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

REVENUE

     Our revenue consists of revenue from three principal categories of service offerings: retail, including voice, data and Internet; wholesale; and IDCs, web hosting and other Internet-related services.

     o RETAIL SERVICES. We generate revenue from the voice, data and Internet services we provide primarily to our directly connected retail customers. We have experienced growth in our retail services in the past year. We expect this growth to continue and to represent an increasing percentage of our overall revenue as we expand the deployment of our MANs in the major cities we already serve and build a new MAN in Nantes, France.

          o VOICE SERVICES. We derive substantially all our voice revenue from the switched voice communications services we provide to customers directly connected to our networks through owned fiber and leased lines. This revenue is based primarily on traffic minutes billed. Revenue from voice products accounted for approximately 30% of our total revenue for the quarter ended March 31, 2001.

          o DATA AND INTERNET SERVICES. We derive revenue from the local dedicated access and private line services we provide customers for data connections over our MANs. This revenue is based primarily on transmission capacity provided. We also derive revenue by providing high-capacity Internet protocol-based services and interconnection between local area networks in each of the cities in which our MANs operate. Revenue from these services accounted for approximately 10% of our total revenue for the quarter ended March 31, 2001.

     o WHOLESALE SERVICES. We derive revenue by providing transmission capacity on a wholesale basis to other carriers, as well as dial-up Internet access to our Internet service provider customers.

          o CARRIER AND TERMINATION SERVICES. We derive revenue from the services we provide on a wholesale basis to other telecommunications service providers that require transmission capacity to support gaps in their networks, need additional capacity or require alternate routing, or do not have their own transmission facilities. We also terminate traffic for other operators. This revenue, which is based primarily on traffic minutes billed, represented 14% of our revenue in the quarter ended March 31, 2001, and we expect this revenue to increase in 2001.

          o INTERNET DIAL-UP. We also derive revenue from the dial-up Internet access to our ISP customers delivering the traffic and plan to continue to do so both in France and Germany. This revenue, which is based primarily on transmission capacity provided, represented 35% of our overall revenue in the first quarter of 2001. Although we expect our Internet dial-up services to represent an increasing percentage of our total revenue in 2001, in future periods we expect them to represent a decreasing proportion, as our revenue from other services increase.

     o INTERNET DATA CENTERS, WEB HOSTING AND OTHER INTERNET-RELATED SERVICES. We are beginning to derive revenue from the complex web hosting and other value-added Internet services we provide at our IDCs. We also offer web site creation and maintenance services as well as miscellaneous dial-up services to certain of our IDC customers. Revenue from our IDCs, web hosting and other Internet-related services accounted for approximately 11% of our total revenue for the quarter ended March 31, 2001.

     We derive revenue in France and Germany from all three of our principal service offerings. In the United Kingdom, we derive revenue solely from our IDC, web hosting, Internet-related services and other miscellaneous dial-up services. As of March 31, 2001, we had commercially launched services in seven cities in France and four in Germany and had deployed five IDCs in France, Germany and the United Kingdom.

     We expect our revenue in France, where we launched commercial operations in June 1999, to increase with the establishment of an additional MAN in Nantes, France and with the accelerated build-out of our MANs in the major cities we already serve to cover additional business parks and areas of business concentration. Our development in Germany, where we launched commercial operations in November 1999, continues to track our development in France generally on a time-adjusted basis, and we expect our revenue in Germany to represent an increasing percentage of our overall revenue.

     We expect revenue in the United Kingdom to grow as we brand and market our IDC, web hosting and other Internet-related services, gain web hosting customers and increase our value-added service offerings. However, we expect our revenue in the United Kingdom to represent a smaller proportion of our overall revenue due to our single IDC in the United Kingdom. Revenue in the United Kingdom in the first quarter of 2001 was generated from our complex web hosting and Internet-related services, from our recently launched IDC in London and from miscellaneous dial-up services. We anticipate that this dial-up revenue will decrease significantly in the remainder of the year and will represent an insignificant percentage of our overall revenue in the future.

OPERATING EXPENSES

     Our primary operating expenses consist of:
     o    network costs,
     o    selling, general and administrative expenses,
     o    allocated costs from affiliates,
     o    non-cash compensation charges, and
     o    depreciation and amortization expenses.

NETWORK COSTS

     Our network costs include costs such as interconnection costs, the cost of leasing high-capacity digital lines that interconnect our network with the networks of other providers, the cost of leasing local loop lines that connect our customers to our network, switch site rental and operating and maintenance costs, as well as costs associated with our IDCs, web hosting and other Internet-related services. We lease dark fiber and conduit on a limited basis to establish and augment our MANs in certain markets. We also lease fiber to connect our MANs, in order to provide an IP backbone to support our IDCs, web hosting and other Internet-related services. We incur other fixed costs, such as switch site rent and network and switch maintenance, that normally are incurred at the time of interconnection in anticipation of future revenue. To date, we have been able to deploy our networks faster than we initially anticipated. As a result, we have experienced higher incremental costs. As we continue to build our networks and revenue increases, we believe that the incremental costs of deployment will decrease as a percentage of our network costs.

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

     We are assembling a large, locally-based, direct sales force in our local and regional markets and a national account team to service multiple location customers and key account executives. As of March 31, 2001, the number of our employees totalled 848, including 201 sales employees, compared to 179 sales employees as of December 31, 2000. We expect the number of sales and marketing personnel to continue to grow and our selling, general and administrative costs to increase correspondingly as we expand our operations and our focus on multi-site customers. This increase, however, will be offset to some extent by a decrease in costs as we replace consultants hired to perform management information system implementation and network maintenance tasks with our own employees.

ALLOCATED COSTS FROM AFFILIATE

     Allocated costs from affiliate include amounts we pay CableTel Management, Inc. a wholly owned subsidiary of CompleTel LLC, as reimbursement of expenses incurred by CableTel Management, Inc. in the performance of certain ordinary and necessary general and administrative services for us and our operating subsidiaries. Prior to October 1, 2000, these expenses consisted primarily of executive management salaries and benefits and professional fees and were allocated to us based upon an estimate of the proportion of such expenses attributable to us and our operating subsidiaries. We reimbursed CableTel Management, Inc. for the proportionate share of these costs and expenses by paying management fees equal to 105% of such attributable costs. Beginning October 1, 2000, a significant portion of the expenses that were previously incurred on our behalf by CableTel Management, Inc. (representing primarily salaries to our European employees) are now incurred by CompleTel Headquarters Europe S.A.S, our wholly owned subsidiary, and accounted for as selling, general and administrative costs. CableTel Management, Inc. continues to incur certain general and administrative expenses on our behalf (consisting primarily of salaries and benefits to our U.S. employees), for which we reimburse it. We account for these amounts as allocated costs from affiliate.

NON-CASH COMPENSATION CHARGES

     We incur amortization of stock-based compensation expense under our fixed stock option plan based on the deferred compensation at the date of grant. In addition, based upon our value as determined at the time of our initial public offering, we recorded compensation expense and deferred compensation for performance vesting units that did not vest as a result of the IPO but which may vest upon a qualified sale by Madison Dearborn Partners or in May 2005 based on a deemed vesting date. The deferred compensation is being amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if vesting does not occur earlier upon a qualified sale by Madison Dearborn Partners). We also record compensation expense and deferred compensation for certain time vesting units that vest at various times throughout the year, and all will be vested by November 2002. In addition to the above expenses, some of our employees have purchased common units of CompleTel LLC for which CompleTel LLC incurs non-cash compensation charges. For accounting purposes, we record such non-cash compensation charges as a deemed capital contribution with an offsetting entry to deferred compensation. Deferred compensation is amortized to expense over the vesting period of the common units. The non-cash compensation charges are attributable to employees whose salary and benefits are otherwise classified within selling, general and administrative expenses.

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

OTHER INCOME AND EXPENSE

     Other income includes interest income on the investment of the proceeds from our initial public offering and our senior notes due 2010.

     Interest expense recorded reflects interest on our 14% senior notes due 2010, the accretion of our 14% senior discount notes due 2009 and the amortization of deferred financing costs. We capitalize a portion of our interest costs as part of the construction cost of our networks, in accordance with Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Costs."

FOREIGN EXCHANGE LOSS AND OTHER EXPENSE

     Our revenue, costs, assets and liabilities are, for the most part, denominated in euros, which is our functional and reporting currency, effective January 1, 2000. Therefore, we are exposed to changes in currency exchange rates primarily due to our U.S. dollar-denominated debt. Our 14% senior discount notes due 2009 expose us to exchange rate fluctuations as the payment of principal and interest on these notes will be made in U.S. dollars, and a substantial portion of our future cash flow used to service these payments will be denominated in local currencies, including the euro. We invest all excess cash in euro-denominated accounts. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000


REVENUE

     Revenue for the three months ended March 31, 2001 increased to E19.7 million, compared to approximately 2.5 million for the three months ended March 31, 2000. We attribute this increase in revenue to our overall growth resulting from the implementation of our business plan and the rapid deployment of our networks. Specifically, the increase resulted from significant growth of our customer base, an increase in traffic over our networks and a heightened demand for services from existing customers. For the three months ended March 31, 2001, revenue from retail services totaled E7.7 million; revenue from wholesale services totaled E9.7 million; and revenue from IDC, web hosting and other Internet-related services totaled E2.3 million.

     In France, we had revenue of approximately E15.6 million for the three months ended March 31, 2001, compared to approximately E1.5 million for the corresponding period in 2000. Revenue from our French operations represented 79% of our total revenue for the three months ended March 31, 2001. We experienced steady growth in revenue from retail customers in the seven French cities in which our MANs operate and our overall signed customer base in France as of March 31, 2001 grew to 862 customers. The increase in our customer base and traffic resulted in a total of 653 million minutes of use carried over our networks in France in the first quarter of 2001. During the three months ended March 31, 2001, revenue from our IDC in Paris, our web hosting and other Internet-related services generated 2% of our revenue in France.

     In Germany, we had revenue of approximately E2.8 million for the three months ended March 31, 2001, compared to E0.1 million for the three months ended March 31, 2000. This revenue represented 14% of our total revenue for the three months ended March 31, 2001. As of March 31, 2001, we had over 165 signed customers in Germany and carried over 38 million minutes of use in Germany during the first quarter of 2001. Additionally, revenue from our IDCs in Berlin and Munich, our web hosting and other Internet-related services cumulatively generated 21% of our revenue in Germany for the quarter ended March 31, 2001.

     In the United Kingdom, we had revenue of approximately E1.3 million for the three months ended March 31, 2001, compared to approximately E0.9 million for the corresponding period in 2000. Revenue derived from our IDC in London, our web hosting and other Internet-related services, represented 74% of revenue in the United Kingdom for the three months ended March 31, 2001. We also derived E0.6 million from miscellaneous dial-up services in the United Kingdom during the first quarter of 2001, which represented 26% of our revenue in the United Kingdom.

OPERATING EXPENSES

NETWORK COSTS

     Our network costs for the three months ended March 31, 2001 increased to approximately E18.7 million from E3.0 million for the corresponding period the previous year. This increase resulted primarily from the continued deployment of our networks in France and Germany and the associated costs of establishing interconnection and leasing arrangements. The increase also resulted from increased customer traffic, which resulted in higher interconnection payments to the incumbent telecommunications operators.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     For the three months ended March 31, 2001, selling, general and administrative expenses totaled approximately E23.4 million, compared to approximately E13.1 million for the three months ended March 31, 2000. This increase primarily resulted from the rapid growth in the number of personnel and the expenses related to wages and salaries. The increase also resulted from administrative and start-up costs associated with the launches of our IDC facilities.

ALLOCATED COSTS FROM AFFILIATE

     For the three months ended March 31, 2001, we recorded approximately E1.9 million of costs allocated from affiliates, compared with approximately E2.1 million for the three months ended March 31, 2000. This decrease was primarily a result of decreased personnel, legal and accounting costs allocated from CableTel Management, Inc.

NON-CASH COMPENSATION CHARGES

     We incurred amortization of stock-based compensation expense of approximately E1.7 million under our fixed stock option plan for the three months ended March 31, 2001. This amount was based on deferred compensation at the date of grant totaling approximately E25.1 million.

     During the three months ended March 31, 2000, we incurred additional stock-based compensation expense of approximately E41.9 million upon completion of our initial public offering in March 2000 due to the accelerated vesting of certain CompleTel LLC performance vesting common units held by certain of our employees in connection with a qualified public offering. This compensation expense was based on the IPO price of E17.50 per share. In addition, based upon our value as indicated in the IPO, we recorded compensation expense and deferred compensation at the IPO date, of approximately E24.0 million and E74.9 million, respectively, for performance vesting units that did not vest as a result of the IPO but which may vest upon a qualified sale by Madison Dearborn Partners or in May 2005 based on a deemed vesting date. For the three months ended March 31, 2001, we reduced previously recorded compensation expense by approximately E1.7 million, based on the closing price per share on March 31, 2000. The non-cash compensation charges are attributable to employees whose salary and benefits are otherwise classified within selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased to approximately E9.5 million for the three months ended March 31, 2001, from approximately E 2.9 million for the corresponding period in 2000. The majority of this increase resulted from the build-out of our MANs throughout France and Germany.

OTHER INCOME AND EXPENSE

     We recorded interest income of approximately E5.4 million during the three months ended March 31, 2001. For the three months ended March 31, 2000, interest income totaled approximately E0.4 million. The increase is the result of the investment of our IPO proceeds and proceeds from our senior notes due 2010.

     We incurred interest expense, net of approximately E3.5 million of capitalized interest expense, of approximately E8.3 million during the three months ended March 31, 2001. For the three months ended March 31, 2000, interest expense totaled approximately E1.9 million, net of capitalized interest expense of approximately E1.3 million. The interest expense recorded reflects interest on our senior notes due 2010, the accretion of our senior discount notes due 2009 and the amortization of deferred financing costs.

FOREIGN EXCHANGE LOSS AND OTHER EXPENSE

     For the three months ended March 31, 2001, we recorded a E5.1 million unrealized foreign exchange loss related primarily to our U.S.
dollar-denominated senior discount notes.

ADJUSTED EBITDA

     Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of measuring the performance of a company. We consider an adjusted measure we refer to as "adjusted EBITDA," to be a helpful performance measure of our business. In calculating adjusted EBITDA, we also exclude non-cash compensation charges and foreign exchange loss and other expenses. For the three months ended March 31, 2001 and 2000, these charges and expenses totaled E3.8 million and E77.6 million, respectively. We had adjusted EBITDA losses of approximately E24.3 million and E15.7 million for the quarters ended March 31, 2001 and 2000, respectively. We expect to continue to experience operating losses and negative adjusted EBITDA as a result of our development and market expansion activities.

    Adjusted EBITDA is not derived pursuant to generally accepted accounting principles and therefore should not be construed as an alternative to operating income (loss), as an alternative to cash flows from operating activities, or as a measure of liquidity. Furthermore, we are not aware of any uniform standards for determining adjusted EBITDA. Presentations of adjusted EBITDA may not be calculated consistently by different companies in the same or similar businesses. As a result, our reported adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

    The following table summarizes our adjusted EBITDA calculation for the periods indicated (amounts in thousands).

                                                                 Three Months Ended March 31,
                                                                    2001            2000
                                                                  ---------       ---------
Net Loss......................................................    E (40,602)      E (97,701)
Interest expense (net of interest income).....................        2,947           1,424
Income taxes..................................................           --              --
Depreciation and amortization.................................        9,506           2,946
Non-cash compensation charges.................................       (1,731)         69,660
Foreign exchange loss and other expense.......................        5,548           7,943
                                                                  ---------       ---------
Adjusted EBITDA...............................................    E (24,332)      E (15,728)
                                                                  =========       =========

NET LOSS

     Our net loss for the three months ended March 31, 2001 was E40.6 million, compared to a net loss of approximately E97.7 million for the three months ended March 31, 2000. This decrease resulted primarily from a decrease in non-cash compensation charges.

STATEMENTS OF CASH FLOWS

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                    2001        2000
                                                    ----        ----
                                                 (EURO, IN THOUSANDS)

     Cash flows from operating activities       E (9,642)   E(10,321)
     Cash flows from investing activities        (59,330)    (33,254)
     Cash flows from financing activities           (462)    505,598
     Effect of exchange rates on cash                259       2,505
                                                --------    --------
          Net increase (decrease) in cash and
              cash equivalents                   (69,175)    464,528

          Cash and cash equivalents at
              beginning of period                361,698      57,115
                                                --------    --------

          Cash and cash equivalents at end of
              period                            E292,523    E521,643
                                                ========    ========

CASH FLOWS FROM OPERATING ACTIVITIES

     During the three months ended March 31, 2001, we used approximately E9.6 million in operating activities, a E0.7 million decrease from the approximately E10.3 million used in operating activities for the corresponding period in the prior year. This decrease in cash flows was primarily related to the significant growth of our customer base and the improvement of operating costs as a percentage of revenue as our business matures.

CASH FLOWS FROM INVESTING ACTIVITIES

     Our cash flow from investing activities was a use of approximately E59.3 million for the three months ended March 31, 2001, compared to a use of approximately E33.3 million for the corresponding period in the prior year. The increase was primarily due to an increased investment in property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

     We used approximately E0.5 million of cash for financing activities during the three months ended March 31, 2001, compared to E505.6 million of cash flows provided by financing activities for the corresponding period in 2000. The change was due primarily to the net proceeds from our IPO being reflected in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The telecommunications business is capital intensive. We have needed and will continue to need large amounts of capital to fund capital expenditures, working capital, debt service and operating losses. As of March 31, 2001, we had E320.2 million of cash and restricted short-term investments, and E39.4 million of restricted long-term investments in escrow for debt service (see below).

     Since January 1998, CompleTel LLC has received E114.3 million in private equity contributions, of which E63.0 million was contributed to our French operating subsidiary, E42.3 million was contributed to our German operating subsidiary, E2.3 million was contributed to us, and the remainder was retained by CompleTel LLC for start up expenditures incurred on our behalf.

     In February 1999, we and CompleTel Holdings LLC completed a units offering consisting of 14% senior discount notes due 2009 and class B interests in CompleTel Holdings LLC resulting in gross proceeds in respect of the units of approximately E67.1 million, of which E63.1 million was allocated to the 14% senior discount notes due 2009, which represents a substantial discount from the E131.9 million aggregate stated principal amount at maturity of the notes. The remaining E4.0 million was allocated to the class B interests of CompleTel Holdings LLC. Cash interest will not accrue on the 14% senior discount notes due 2009 prior to February 15, 2004. Commencing February 15, 2004, cash interest on the notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. The notes mature on February 16, 2009. In April 2000, E 27.6 million principal amount at maturity were repurchased for E 14.9 million.

     In January 2000, we executed a E265 million senior secured credit facility with Goldman Sachs International and BNP Paribas as co-arrangers of the facility. Under the facility, the funds were to be available to certain of our subsidiaries in two tranches including a euro term facility which was available until December 31, 2000, in the aggregate amount of E105 million, and a euro revolving loan facility available until December 31, 2002, in the aggregate amount of E160 million. The E160 million tranche was to become available after May 31, 2000, if the euro term facility was fully drawn and other conditions were satisfied. Following December 31, 2002, up to E141 million of the outstanding advances under the euro revolving loan facility were first to be converted into a term loan, and any other outstanding advances were to become part of a E19 million working capital facility. In April 2000, we entered into a suspension agreement with the lenders whereby we agreed not to borrow funds under the credit facility in exchange for their agreement to suspend the application of substantially all the representations, covenants and events of default. In March 2001, we extended the suspension agreement until June 30, 2001. However, we are exploring all our funding options, and there is no assurance that we will seek or obtain additional credit now or in the future. During the period the suspension agreement is in effect, the facility is, nevertheless, guaranteed by our subsidiaries and is secured by, among other things, pledges of the stock of substantially all our subsidiaries, as well as a number of our present and future material assets and revenue.

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

CAPITAL EXPENDITURES

     For the three months ended March 31, 2001, we made capital expenditures of approximately E56.9 million for property and equipment necessary to deploy networks in our initial markets.

     We currently estimate that we will make aggregate capital expenditures of approximately E140 million to E160 million for the year ending December 31, 2001.

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

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133" ("SFAS 137") which delayed the application of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 was not material to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT PORTFOLIO AND INTEREST RATE SENSITIVITY

     Our investment policy is limited by the indentures governing our outstanding notes. We are restricted to investing in financial instruments with a maturity of one year or less (with certain limited exceptions). We are required to utilize investments that meet high credit quality standards, such as obligations of the U.S. government or any European Economic Community member government or any agency thereof guaranteed by the country, certificates of deposits, money market deposits, and commercial paper with a rating of A-1 or P-1. Under the terms of our E265 million senior secured credit facility, if we were to draw down on the facility we would be required to enter into an interest rate hedging program with respect to 50% of every tranche of E50 million borrowed to mitigate foreign currency exchange rate risk. As we have not drawn down on the credit facility to date, we currently are not subject to this requirement. We have entered into a suspension agreement concerning this facility.

     Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We are thus exposed to market risk related to changes in market interest rates. To date, we have managed these risks by monitoring market rates and the duration of our investments.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

     Our revenue, costs, assets and liabilities are, for the most part, denominated in euros, which is our functional currency, effective January 1, 2000. Therefore, we are exposed to changes in currency exchange rates due to our U.S. dollar denominated debt and investments. The senior discount notes which we issued in February 1999 expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in dollars, and a substantial portion of our future cash flows used to service these payments will be denominated in euros. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

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


     December 31, 1998                U.S.$1.181(1)
     December 31, 1999                U.S.$1.007
     December 31, 2000                U.S.$0.942
     March 31, 2001                   U.S.$0.879


-----------

(1) Based on the exchange rate as of January 4, 1999, the date on which the euro noon buying rate was first quoted.

     We intend to manage exchange rate risk by incurring financing liabilities denominated in the currency of the country of operations. In addition, we intend to adopt hedging strategies to manage our exposure to foreign currency exchange rate risk.

PART II           OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


EXHIBIT NO.    DESCRIPTION
-----------    -----------
     3.1(1)    Articles of Association of CompleTel Europe N.V.

     4.1(2) 14% Senior Discount Notes Indenture, dated February 16, 1999, among CompleTel Europe N.V. as issuer, CompleTel ECC B.V. as guarantor and U.S. Bank Trust National Association as trustee

     4.2(1)    14% Senior Notes Indenture, dated April 13, 2000, between
               CompleTel Europe N.V. as issuer and The Chase Manhattan Bank as trustee

     10.4(3) Extension of Supplemental Agreement, dated January 10, 2001, extending suspension of certain credit facility covenants

     10.2(3)   Form of Class 4 German National License, dated March 21, 2001

     10.3(3)   Employment Agreement, dated February 2001, between CompleTel
               Headquarters Europe SAS and Jerome de Vitry

     10.4      Employment Agreement, dated as of March 1, 2001, between
               Timothy A. Samples and Cabletel Management, Inc.

     10.5      Secondment Agreement, dated April 2001, by and among
               CableTel Management, Inc., Timothy A. Samples and CompleTel
               Headquarters UK Ltd.

     10.6 Non-qualified Stock Option Agreement, dated as of March 14, 2001, between CompleTel Europe N.V. and Timothy A. Samples

     10.7      Loan Agreement and Promissory Note, dated April 2, 2001, between
               Timothy A. Samples and CompleTel Europe N.V.


-----------

(1) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4, file number 333-82305, filed with the Securities and Exchange Commission on July 2, 1999 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K, for the period ended December 31, 2000 and incorporated herein by reference.

REPORTS ON FORM 8-K

     During the three months ended March 31, 2000, the Registrant filed:

(1) On February 27, 2001, a Current Report on Form 8-K, disclosing that it announced its financial results for the year ended December 31, 2000. The report included as an exhibit the press release dated February 27, 2001.

(2) On February 27, 2001, a Current Report on Form 8-K announcing the appointment of a new Chief Executive Officer. The report included as an exhibit the press release dated February 27, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, CompleTel Europe N.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2001.

                                        COMPLETEL EUROPE N.V.

                                        By:    /s/ William H. Pearson
                                             ---------------------------
                                             Name: William H. Pearson
                                             Title: Managing Director, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



                                        By:  /s/ Martin Rushe
                                             ---------------------------
                                             Name: Martin Rushe
                                             Title: Managing Director



                                        By:    /s/ David E. Lacey
                                             -----------------------------
                                             Name: David E. Lacey
                                             Title: Chief Financial Officer
                                             (Principal Financial Officer)