Form 10-Q
period 2001-06-30
COMPLE TEL EUROPE NV
filed 2001-08-14
CIK 1089558

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM            TO

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         The number of shares outstanding of the Registrant's common stock as of July 1, 2001 was 160,555,222 ordinary shares.

                              COMPLETEL EUROPE N.V.
                                    FORM 10-Q

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of
         June 30, 2001 (unaudited) and December 31, 2000

         Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2001 and 2000 (unaudited)

         Consolidated Statement of Shareholders' Equity for the Six Months Ended June 30, 2001 (unaudited)

         Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2001 and 2000 (unaudited)

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

SIGNATURES

     PART I                FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                         JUNE 30,       DECEMBER 31,
                                                                                                             2001               2000
                                                                                                             ----               ----
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                           E205,414         E361,698
     Short-term investments, restricted                                                                    27,410           28,030
     Accounts receivable, net of allowance for doubtful receivables of E1,998 and E733 as of
       June 30, 2001 and December 31, 2000, respectively                                                   21,231           13,883
     Affiliate receivables                                                                                  2,181            1,500
     Prepaid expenses, VAT receivables and other current assets                                            42,918           54,886
                                                                                                           ------           ------

       Total current assets                                                                               299,154          459,997
                                                                                                          -------          -------

NON-CURRENT ASSETS:
     Property and equipment, net                                                                          398,900          298,623
     Licenses and other intangibles, net                                                                   13,676            6,858
     Deferred financing costs, net                                                                         14,432           15,129
     Non-current investments, restricted                                                                   26,262           41,709
     Other non-current assets                                                                               2,331            2,465
                                                                                                            -----            -----

       Total non-current assets                                                                           455,601          364,784
                                                                                                          -------          -------

TOTAL ASSETS                                                                                             E754,755         E824,781
                                                                                                         ========         ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Network vendor payables                                                                              E49,599          E54,341
     Accrued liabilities and trade accounts payable                                                        76,196           71,684
     Affiliate payables                                                                                     2,758            2,199
                                                                                                            -----            -----

       Total current liabilities                                                                          128,553          128,224

LONG-TERM DEBT                                                                                            301,767          280,597
COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
     Ordinary shares, nominal value E.10 per share, 625,000,000 shares authorized; 160,555,222 shares issued and outstanding at June 30, 2001
       and December 31, 2000, respectively                                                                 16,055           16,055
     Additional paid-in capital                                                                           699,013          706,821
     Deferred compensation                                                                                (25,370)         (33,196)
     Other cumulative comprehensive loss                                                                      597            1,019
     Accumulated deficit                                                                                 (350,307)        (259,185)
     Treasury stock, at cost                                                                              (15,553)         (15,554)
                                                                                                         --------         --------

TOTAL SHAREHOLDERS' EQUITY                                                                                324,435          415,960
                                                                                                          -------          -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                               E754,755         E824,781
                                                                                                         ========         ========

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------  ----------------------------------
                                                             2001             2000               2001             2000
                                                        -----------------------------  ----------------------------------
REVENUES                                                     24,496            5,035             44,152            7,562
OPERATING EXPENSES:
     Network costs                                           21,332            5,551             40,023            8,562
     Selling, general and administrative                     25,236           17,247             48,678           30,374
     Allocated selling, general and
       administrative costs from affiliate                    1,865            4,033              3,720            6,150
     Non-cash compensation charges                            1,733           (5,431)                 2           64,229
     Depreciation and amortization                           12,541            4,231             22,047            7,177
     Restructuring and other charges                          3,733               --              3,733               --
                                                              -----         --------              -----        ---------

     Total operating expenses                                66,440           25,631            118,203          116,492
                                                             ------           ------            -------          -------

OPERATING LOSS                                              (41,944)         (20,596)           (74,051)        (108,930)

OTHER INCOME (EXPENSE):
    Interest income                                           3,559            9,115              8,957            9,559
    Interest expense, net of capitalized interest            (7,011)          (6,644)           (15,356)          (8,512)
    Foreign exchange gain (loss) and other expense           (5,124)         (10,508)           (10,672)         (18,451)
                                                            -------         --------           --------         --------

    Total other income (expense)                             (8,576)          (8,037)           (17,071)         (17,404)
                                                            -------          -------           --------         --------

NET LOSS                                                    (50,520)         (28,633)           (91,122)        (126,334)
                                                           ========         ========           ========        =========

BASIC AND DILUTED LOSS PER ORDINARY
     SHARE                                                    (0.32)           (0.18)             (0.58)           (0.87)
                                                             ======           ======             ======           ======

WEIGHTED AVERAGE NUMBER OF ORDINARY
    SHARES OUTSTANDING                                  157,418,830      157,413,060        157,416,311      142,116,796
                                                        ===========      ===========        ===========      ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF
                  SHAREHOLDERS' EQUITY (STATED IN THOUSANDS OF
                   EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                         OTHER
                                                    ORDINARY SHARES   ADDITIONAL                    CUMULATIVE
                                                -------------------      PAID-IN      DEFERRED   COMPREHENSIVE
                                                NUMBER       AMOUNT      CAPITAL  COMPENSATION            LOSS
                                                ------       ------      -------  ------------            ----
BALANCE, December 31, 2000                 160,555,222      E16,055     E706,821      E(33,196)         E1,019

     Deemed contributions by LLC
        related to allocation of
        non-cash compensation charges
                                                    --           --       (7,824)        4,090              --
     Exercise of stock options                      --           --           16            --              --
     Amortization of deferred
        compensation                                --           --           --         3,736              --
     Cumulative translation
        adjustment                                  --           --           --            --            (422)
     Net loss                                       --           --           --            --              --
                                           -----------      -------     --------     ---------            ----

Balance, June 30, 2001                     160,555,222      E16,055     E699,013     E (25,370)           E597
                                           ===========      =======     ========     =========            ====


                                                         TREASURY
                                                           STOCK,           TOTAL
                                           ACCUMULATED    AT COST   COMPREHENSIVE
                                               DEFICIT   (NOTE 3)            LOSS         TOTAL
                                               -------   --------            ----         -----
BALANCE, December 31, 2000                   E(259,185)  E(15,554)      E(200,197)      E415,960
                                                                       ==========
     Deemed contributions by LLC
        related to allocation of
        non-cash compensation charges
                                                    --         --              --        (3,734)
     Exercise of stock options                      --          1              --            17
     Amortization of deferred
        compensation                                --         --              --         3,736
     Cumulative translation
        adjustment                                  --         --            (422)         (422)
     Net loss                                  (91,122)        --         (91,122)      (91,122)
                                            ----------  ---------       ---------      --------

Balance, June 30, 2001                      E (350,307) E (15,553)      E (91,544)     E 324,435
                                            ==========  =========       =========      ========

The accompanying notes are an integral part of this unaudited consolidated financial statement.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (STATED IN THOUSANDS OF EUROS)
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED         SIX MONTHS ENDED
                                                                                     JUNE 30, 2001            JUNE 30, 2000
                                                                                     -------------            -------------
OPERATING ACTIVITIES:
     Net loss                                                                             E(91,122)               E(126,334)
     Adjustments to reconcile net loss to net cash flows used in operating activities:
         Depreciation and amortization                                                      22,047                    7,177
         Non-cash compensation charges                                                           2                   64,229
         Accretion of senior discount notes                                                  6,402                    5,535
         Amortization of deferred financing costs                                              894                      359
         Gain on early extinguishment of debt                                                   --                   (1,053)
         Foreign exchange loss                                                               8,441                    9,753
         Changes in operating assets and liabilities:
              Increase in accounts receivable                                               (5,920)                  (4,938)
              Decrease (increase) in prepaid expenses, VAT receivables
                and other current assets                                                    29,133                  (12,632)
              Decrease (increase) in other non-current assets                                  134                     (179)
              Increase in accrued liabilities and trade accounts
                payable                                                                      2,114                   20,100
              Increase (decrease) in net affiliate payables/receivables                       (122)                    (449)
                                                                                             -----                    -----

              Net cash flows used in operating activities                                  (27,997)                 (38,432)
                                                                                          --------                 --------

INVESTING ACTIVITIES:
     Expenditures for property and equipment                                              (110,131)                 (95,225)
     Increase (decrease) in network vendor payables                                         (4,742)                  22,087
     Expenditures for licenses                                                                (934)                      --
     Acquisitions, net of cash acquired                                                    (12,886)                      --
     Restricted investments, including funds placed in escrow                                   --                  (78,254)
                                                                                         ---------                 --------

              Net cash flows used in investing activities                                 (128,693)                (151,392)
                                                                                         ---------                --------=

FINANCING ACTIVITIES:
     Net proceeds from initial public offering                                                  --                  512,536
     Net proceeds from senior notes                                                             --                  192,995
     Proceeds from exercise of stock options                                                    17                       --
     Repurchase of senior discount notes                                                        --                  (14,867)
     Deferred financing costs                                                                 (682)                 (15,356)
                                                                                             -----                 --------

              Net cash flows (used in) provided by financing activities                       (665)                 675,308
                                                                                             -----                  -------

     Effect of exchange rates on cash                                                        1,071                    7,820
                                                                                             -----                    -----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                          (156,284)                 493,304

CASH AND CASH EQUIVALENTS, beginning of period                                             361,698                   57,115
                                                                                           -------                   ------

CASH AND CASH EQUIVALENTS, end of period                                                  E205,414                 E550,419
                                                                                          ========                 ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for interest                                                                E14,000                     E --
     Cash paid for taxes                                                                      E --                     E --

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)   GENERAL

         CompleTel Europe N.V. ("CompleTel Europe") (together with its wholly-owned subsidiaries, the "Company") is a Dutch holding company incorporated on December 14, 1998 for the purpose of completing a Rule 144A offering to finance its planned operations.

         The Company has a strategic objective of becoming a leading facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure and provider of telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas across Western Europe, with an initial focus on network deployment in France and Germany. Additionally, the Company is establishing Internet data centers ("IDCs") and is providing Internet access, web hosting and other Internet value added services in France, Germany and the United Kingdom. The Company is currently evaluating closer integration of the IDC businesses in Germany and France with its existing local retail business and is also evaluating integration and other options with respect to its IDC business in the United Kingdom. A facilities-based operator uses mainly its own telecommunications facilities to provide service, in contrast with non-facilities-based resellers who purchase the services of other providers and then retail the services to customers.


(2)   BASIS OF PRESENTATION

         The accompanying interim unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and are in the form prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

         Property and equipment consisted of the following (in thousands):

                                                                                  JUNE 30,         DECEMBER 31,
                                                                                      2001                 2000
                                                                                      ----                 ----
               Network equipment                                                  E302,849             E216,016
               Office furniture and equipment                                        6,154                5,186
               Computer equipment and software                                      12,966               10,891
               Leasehold improvements                                                8,716                8,239
               Buildings                                                               205                  205
                                                                       -------------------  -------------------

               Property and equipment, in service                                  330,890              240,537
               Less: accumulated depreciation                                      (46,608)             (24,963)
                                                                       ===================  ===================

               Property and equipment, in service, net                             284,282              215,574
               Construction in progress                                            114,618               83,049
                                                                       -------------------  -------------------

               Property and equipment, net                                        E398,900             E298,623
                                                                                  ========             ========

         The Company capitalized approximately E7.7 million and E4.0 million of interest expense for the six months ended June 30, 2001 and 2000, respectively.


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

SAMPLES PROMISSORY NOTE

         In April 2001, CompleTel Europe and Timothy A. Samples, the Company's new Chief Executive Officer, entered into a Loan Agreement and a Promissory Note, pursuant to which the Company made a E865,000 loan to Mr. Samples. The loan accrues interest at 6%, compounded quarterly and is due February 28, 2002. In accordance with its terms, the repayment of the loan (including interest) will be forgiven by the Company in four equal quarterly installments commencing May 31, 2001, provided Mr. Samples is employed by the Company on each such installment date.

(5) INDEBTEDNESS

SENIOR DISCOUNT NOTES

         In February 1999, the CompleTel Europe and CompleTel Holdings completed an offering (the "Offering") of 147,500 units (the "Units") consisting of approximately E131.9 million aggregate principal amount of 14% Senior Discount Notes due 2009 (the "Notes") issued by CompleTel Europe and 1,475,000 non-voting Class B Membership Interests of CompleTel Holdings LLC. All these Class B Membership Interests were subsequently redeemed by CompleTel Holdings and a corresponding portion of CompleTel Europe ordinary shares distributed to their former holders. CompleTel Europe issued the Notes at a substantial discount from their principal amount at maturity on February 16, 2009. A principal investor in LLC acquired 400 Units in the Offering. The proceeds of the Offering, net of offering fees and costs, were approximately E64.9 million and were held in an escrow account until CompleTel Europe received a minimum commitment of $90 million in senior credit facilities, which was received in April 1999. The Notes are guaranteed by LLC on a senior unsecured basis. As LLC is a holding company with no operations other than the operations conducted by CompleTel Europe and its subsidiaries, it is unlikely that LLC would have sufficient funds to satisfy CompleTel Europe's obligations on the Notes if CompleTel Europe is unable to satisfy its own obligation on the Notes. Of the approximately E67.1 million gross proceeds from the Offering, approximately E63.1 million was attributed to the Notes and approximately E4 million was attributed to the 1,475,000 Class B Membership Interests of CompleTel Holdings. The E4 million allocated to the Class B Membership Interests represents additional discount on the Notes.

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

SENIOR NOTES OFFERING

         In April 2000, the Company completed an offering of an aggregate E200 million 14% senior notes due 2010 (the "Senior Notes"). A portion of the proceeds were used to repurchase $27.0 million (E27.6 million) principal amount at maturity of the Senior Discount Notes. To comply with Netherlands laws, the Senior Notes were guaranteed by LLC on a senior, unsecured basis. In March 2001, this guaranty terminated. The Company lent approximately E78.0 million of the net proceeds to a wholly-owned subsidiary which used the funds to invest in a portfolio of securities which are pledged as security for the Senior Notes. The proceeds of these pledged securities will be used to make the first six interest payments on the Senior Notes. The remaining proceeds from the Senior Notes offering will be used to (i) fund the further deployment of the Company's networks in existing markets, (ii) develop complementary local access systems,
(iii) fund net operating losses and (iv) for general and corporate purposes.

         Long-term debt consists of the following (in thousands):

                                                                                        JUNE 30,   DECEMBER 31,
                                                                                          2001         2000
                                                                                          ----         ----
 14% Senior Discount Notes, face amount $120.5 million, due 2009, effective              E96,071       E80,597
     interest rate of 15.1%, converted to euro at June 30, 2001 and
     December 31, 2000 exchange rates of 0.849 and 0.942, respectively
 14% Senior Notes, face amount E200.0 million, due 2010                                  200,000       200,000
 Other long-term debt                                                                      5,696            --
                                                                                           -----      --------

                                                                                        E301,767      E280,597
                                                                                        --------      --------

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

         In April 2000, the Company entered into an agreement (the "Suspension Agreement") with the lenders whereby the Company agreed not to borrow funds under the credit facility in exchange for the lenders agreement to suspend the application of various provisions, including substantially all of the representations, covenants and events of default in the credit facility. In June 2001, the Company extended the Suspension Agreement until October 31, 2001. On August 10, 2001, the Company notified the facility agent of its intention to terminate the credit facility in its entirety as of August 27, 2001 (see Note 11). The Company intends to continue exploring funding options, and there is no assurance that it will seek or obtain additional credit now or in the future. During the period the Suspension Agreement is in effect, the facility is, nevertheless, guaranteed by its subsidiaries and is secured by, among other things, pledges of the stock of substantially all of its subsidiaries, as well as a number of its present and future material assets and revenue.

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

         Management currently evaluates the Company's development efforts according to the geographic location of its markets. One of the key operating performance criteria used in this valuation includes revenue growth and operating income before interest, taxes, depreciation, amortization, non-cash compensation charges and foreign exchange loss and other expenses, including restructuring charges and the write-off of deferred financing costs. ("Adjusted EBITDA").

         Adjusted EBITDA is not derived pursuant to generally accepted accounting principles and therefore should not be construed as an alternative to operating income (loss), as an alternative to cash flows from operating activities, or as a measure of liquidity. Furthermore, the Company is not aware of any uniform standards for determining Adjusted EBITDA. Presentations of Adjusted EBITDA may not be calculated consistently by different companies in the same or similar businesses. As a result, the Company's reported Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

         Certain financial information reflecting the Company's development efforts by geographic location is presented below.

         As of June 30, 2001 and for the three months ended June 30, 2001 (in thousands):

                                                                                                        COMPLETEL
                                                          COMPLETEL      COMPLETEL      COMPLETEL      EUROPE AND
                                                                SAS           GMBH             UK           OTHER    CONSOLIDATED
                                                                ---           ----             --           -----    ------------
Revenue                                                     E18,599         E5,134           E763            E --         E24,496
Adjusted EBITDA                                              (7,189)        (8,450)        (2,712)         (5,586)        (23,937)
Total assets                                                279,099        177,685         17,957         280,014         754,755
Expenditures for long-lived assets                           28,865         19,372          1,732           4,208          54,177

         As of June 30, 2001 and for the six months ended June 30, 2001 (in thousands):

                                                                                                        COMPLETEL
                                                          COMPLETEL      COMPLETEL      COMPLETEL      EUROPE AND
                                                                SAS           GMBH             UK           OTHER    CONSOLIDATED
                                                                ---           ----             --           -----    ------------
Revenue                                                     E34,202         E7,943         E2,007            E --         E44,152
Adjusted EBITDA                                             (16,017)       (15,934)        (5,253)        (11,065)        (48,269)
Total assets                                                279,099        177,685         17,957         280,014         754,755
Expenditures for long-lived assets                           57,970         39,710          5,219           8,166         111,065

         As of June 30, 2000 and for the three months ended June 30, 2000 (in thousands):

                                                                                                        COMPLETEL
                                                          COMPLETEL      COMPLETEL      COMPLETEL      EUROPE AND
                                                                SAS           GMBH             UK           OTHER      CONSOLIDATED
                                                                ---           ----             --           -----      ------------
Revenue                                                      E3,224           E389         E1,422            E --            E5,035
Adjusted EBITDA                                             (12,578)        (8,743)          (632)            157           (21,796)
Total assets                                                143,646         81,910          2,577         640,347           868,480
Expenditures for long-lived assets                           27,105         28,823            256           4,497            60,681

         As of June 30, 2000 and for the six months ended June 30, 2000 (in thousands):

                                                                                                        COMPLETEL
                                                          COMPLETEL      COMPLETEL      COMPLETEL      EUROPE AND
                                                                SAS           GMBH             UK           OTHER      CONSOLIDATED
                                                                ---           ----             --           -----      ------------
Revenue                                                      E4,715           E535         E2,312            E --            E7,562
Adjusted EBITDA                                             (22,550)       (13,947)          (907)           (120)          (37,524)
Total assets                                                143,646         81,910          2,577         640,347           868,480
Expenditures for long-lived assets                           46,094         43,270            423           5,438            95,225


(7) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133" which delayed the application of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 was not material to the Company.


(8) NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable," i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS 141 than its predecessor, APB Opinion No. 16 although in some instances previously recognized intangibles will be subsumed into goodwill.

         Under SFAS 142, goodwill will no longer be amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 (see Note 6) operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Additionally, goodwill or equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, THE EQUITY METHODS OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. Under SFAS 142, intangible assets with indefinite lives will not be amortized. Instead, they will be carried at the lower cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

         SFAS 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized, intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. The Company has not determined the impact that these Statements will have on its intangible assets or whether a cumulative effect adjustment will be required upon adoption. The Company's May 2001 acquisition has not yet been adjusted to reflect SFAS 142.


(9)  ACQUISITIONS

         On May 31, 2001 our French operating subsidiary acquired 100% of a local network telecommunications operator in France. Effective June 1, 2001, the Company began consolidating the acquired entity. In connection with this transaction, the Company initially recorded E12.4 million as net assets, E5.7 million as long-term liabilities and E6.2 million as goodwill.

(10) COMMITMENTS AND CONTINGENCIES

         The syndicate of co-owners of a building in which CompleTel Europe's French subsidiary, CompleTel SAS installed certain telecommunications equipment, brought an action against the Company before the Tribunal de Grande Instance of Paris alleging that the equipment was installed without obtaining all the necessary authorizations and caused disturbances in the building. On May 11, 2001, the tribunal issued a decision, following a preliminary injunction hearing
(a) ordering the Company to restore the premises to their original state, and
(b) appointing an expert with the mandate of determining the liability, if any, the damages sustained, if any, and the work which the Company may have to undertake with respect to the equipment to cease the disturbances. The Company appealed against this decision and the expertise is currently in progress. The Company is currently involved in discussions with the other parties to this litigation to settle this matter out of court, and expects to obtain shortly the authorization of the syndicate of co-owners to perform certain work on the equipment to cease the disturbances. If the negotiations to settle out of court are unsuccessful, the Company may be required to moved the equipment, and may be required to do so in a short period of time. In the event that the Company is required to move the equipment in a short period of time, it could suffer disturbances to its network, which could have an impact on its customers activities. However, at this stage of the litigation, the Company is not in a position to predict the outcome of this matter or determine the impact, if any, that it may have on its activity.

         In June 2001, after having detected defects in certain defected cables of the optic fiber cables supplied by the companies TKT and Cabelte to its French subsidiary CompleTel SAS, the Company brought an action before the Tribunal de Commerce of Nanterre requesting an expert be appointed to determine the nature and extent of the defective cables. At the request of the TKT and Cabelte, the tribunal has ordered Company to post a bond in the amount of approximately US$2.6 million which corresponds to the amount of fiber ordered and invoiced and which has not yet been paid. The Company believes that if the expert nominated by the tribunal confirms its claim that the fiber is defective, it may be entitled to cancel the supply contract with these two suppliers which amounts to approximately US$4.8 million. However, if the Company does not prevail in this litigation, it may be required to pay all, or some of this amount (excluding amounts already paid to these companies which amount to approximately US$485,000). At this stage of the litigation, the Company is not in a position to predict the outcome of this matter or determine the impact, if any, that it may have on its activity.

(11)  SUBSEQUENT EVENT

On August 10, 2001, the Company notified the facility agent of its intention to terminate its E265 million credit facility in its entirety as of August 27, 2001 (see Note 5). The Company intends to continue exploring funding options, including working with the existing syndicate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All assumptions, anticipations, expectations and forecasts contained in the following discussion regarding our future business plans and products and services, financial results, Adjusted EBITDA forecasts, performance, and the telecommunications industry and operating environment, and future events are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are generally identified by the use of forward-looking words such as "plan," "estimate,"

"believe," "expect," "will," "should" and "may" or other variations of such terms, or by discussion of strategy that involves risks and uncertainties. The forward-looking statements contained herein represent a good-faith assessment of our future performance for which we believe there is a reasonable basis. These forward-looking statements represent our view only as of the dates they are made, and we disclaim any obligation to update forward-looking statements contained herein, except as may be otherwise required by law. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that could cause our actual future results, performance and achievements to differ materially from those forecasted or suggested herein. With respect to revenue forecasts, such factors include, but are not limited to: (a) decline in demand for our telecommunications services; (b) pricing pressures from our direct competitors as well as from providers of alternative services; (c) failures, shutdowns or service disturbances with respect to our networks; and (d) worsening carrier and Internet data market weakness. In addition to these risks, Adjusted EBITDA forecasts and other forward-looking information in this report are subject to such risks as: (a) unforeseen delays or increased expenditures incurred in the construction of our networks and IDCs; (b) our inability to develop and maintain efficient operations support; (c) regulatory developments in Europe adverse to us or difficulties we may face in maintaining necessary telecommunications licenses or other governmental approvals; (d) or inability to obtain, from banks or the capital markets, financing on satisfactory terms; and (e) the impact of new business opportunities requiring significant up-front investment. For a more detailed discussion of such risks affecting us, please refer to our prospectuses and periodic reports filed with the U.S. Securities and Exchange Commission.

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

                  - VOICE SERVICES. We derive substantially all our voice revenue from the switched voice communications services we provide to customers directly connected to our networks through owned fiber and leased lines. This revenue is based primarily on traffic minutes billed. Revenue from voice products accounted for E8.6 million, or approximately 35% of our total revenue for the quarter ended June 30, 2001. Revenue from voice products totaled E7.6 million, or approximately 24% of total revenue for the year ended December 31, 2000.

                  - DATA AND INTERNET SERVICES. We derive revenue from the local dedicated access and private line services we provide customers for data connections over our MANs. This revenue is based primarily on transmission capacity provided. We also derive revenue by providing high-capacity Internet protocol-based services and interconnection between local area networks in each of the cities in which our MANs operate. Revenue from these services accounted for E2.7 million, or approximately 11% of our total revenue for the quarter ended June 30, 2001. Revenue from data and internet services totaled E2.8 million, or approximately 9% of total revenue for the year ended December 31, 2000.

         - WHOLESALE SERVICES. We derive revenue by providing transmission capacity on a wholesale basis to other carriers, as well as dial-up Internet access to our Internet service provider customers.

                  - CARRIER AND TERMINATION SERVICES. We derive revenue from the services we provide on a wholesale basis to other telecommunications service providers that require transmission capacity to support gaps in their networks, need additional capacity or require alternate routing, or do not have their own transmission facilities. We also terminate traffic for other operators. This revenue, which is based primarily on traffic minutes billed, accounted for E3.6 million, or approximately 15% of our revenue in the quarter ended June 30, 2001, and we expect this revenue to increase in the second half of 2001, although at a slower rate than prior periods. Revenue from carrier and termination services totaled E4.2 million, or approximately 13% of total revenue for the year ended December 31, 2000.

                  - INTERNET DIAL-UP. We also derive revenue from the dial-up Internet access to our ISP customers delivering the traffic and plan to continue to do so both in France and Germany. This revenue, which is based primarily on transmission capacity provided, accounted for E8.4 million, or approximately 34% of our overall revenue in the quarter ended June 30, 2001. Although we expect our Internet dial-up services revenue to increase in the second half of 2001, we expect them to represent a decreasing proportion or our total revenue, as our revenue from other services increase. Revenue from Internet dial up services totaled E8.9 million, or approximately 28% of total revenue for the year ended December 31, 2000.

         - INTERNET DATA CENTERS, WEB HOSTING AND OTHER INTERNET-RELATED SERVICES. We are beginning to derive revenue from the complex web hosting and other value-added Internet services we provide at our IDCs. We also offer web site creation and maintenance services as well as miscellaneous dial-up services to certain of our IDC customers. Revenue from our IDCs, web hosting and other Internet-related services accounted for E1.2 million, or approximately 5% of our total revenue for the quarter ended June 30, 2001. Revenue from these services totaled E8.0 million, or approximately 26% of total revenue for the year ended December 31, 2000.

         We derive revenue in France and Germany from all three of our principal service offerings. In the United Kingdom, we derive revenue solely from our IDC, web hosting, Internet-related services and other miscellaneous dial-up services. As of June 30, 2001, we had commercially launched services in nine cities in France (including Nantes, launched on May 16, 2001 and Strasbourg, which was added following the completion of the acquisition of Estel S.A. in late May
2001) and four in Germany and had deployed five IDCs in France, Germany and the United Kingdom.

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

         We expect our revenue in the United Kingdom to represent a smaller proportion of our overall revenue due to our limited presence in the United Kingdom. We are currently evaluating integration and other options with respect to our business in the United Kingdom, having recognized approximately E1.4 million in restructuring charges in the second quarter of 2001. We expect additional restructuring charges in the third quarter. Revenue in the United Kingdom in the second quarter of 2001 was generated from our complex web hosting and Internet-related services, from our recently launched IDC in London and from miscellaneous dial-up services. We anticipate that this dial-up revenue will decrease significantly in the remainder of the year and will represent an insignificant percentage of our overall revenue in the future.

         For the quarter ended June 30, 2001, we had three customers whose revenue generated five percent or more of our total revenue for the quarter. For the year ended December 31, 2000, we had three customers whose revenue generated five percent or more of our total revenue for the year.

OPERATING EXPENSES

         Our primary operating expenses consist of:
         -        network costs,
         -        selling, general and administrative expenses,
         - allocated selling, general and administrative costs from affiliates,
         -        non-cash compensation charges,
         -        depreciation and amortization expenses, and
         -        restructuring and other charges.

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

         We are assembling a large, locally-based, direct sales force in our local and regional markets and a national account team to service multiple location customers and key account executives. As of June 30, 2001, the number of our employees totaled 922, including 233 sales employees, compared to 179 sales employees as of December 31, 2000. We expect the number of sales personnel to continue to grow as we expand our operations and our focus on multi-site customers.

ALLOCATED SELLING, GENERAL AND ADMINISTRATIVE COSTS FROM AFFILIATE

         Allocated selling, general and administrative costs from affiliate include amounts we pay CableTel Management, Inc. a wholly owned subsidiary of CompleTel LLC, as reimbursement of expenses incurred by CableTel Management, Inc. in the performance of certain ordinary and necessary general and administrative services for us and our operating subsidiaries. Prior to October 1, 2000, these expenses consisted primarily of executive management salaries and benefits and professional fees and were allocated to us based upon an estimate of the proportion of such expenses attributable to us and our operating subsidiaries. We reimbursed CableTel Management, Inc. for the proportionate share of these costs and expenses by paying management fees equal to 105% of such attributable costs. Beginning October 1, 2000, a significant portion of the expenses that were previously incurred on our behalf by CableTel Management, Inc. (representing primarily salaries to our European employees) are now incurred by CompleTel

Headquarters Europe S.A.S, our wholly owned subsidiary, and accounted for as selling, general and administrative costs. CableTel Management, Inc. continues to incur certain general and administrative expenses on our behalf (consisting primarily of salaries and benefits to our U.S. employees), for which we reimburse it. We account for these amounts as allocated selling, general and administrative costs from affiliate.

NON-CASH COMPENSATION CHARGES

         We incur stock-based compensation expense under our fixed stock option plan based on the deferred compensation at the date of grant. In addition, based upon our value as determined at the time of our initial public offering, we recorded compensation expense and deferred compensation for performance vesting units that did not vest as a result of the IPO but which may vest upon a qualified sale by Madison Dearborn Partners or in May 2005 based on a deemed vesting date. The deferred compensation is being amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if vesting does not occur earlier upon a qualified sale by Madison Dearborn Partners). We also record compensation expense and deferred compensation for certain time vesting units that vest at various times throughout the year, and all will be vested by November 2002. In addition to the above expenses, some of our employees have purchased common units of CompleTel LLC for which CompleTel LLC incurs non-cash compensation charges. For accounting purposes, we record such non-cash compensation charges as a deemed capital contribution with an offsetting entry to deferred compensation. Deferred compensation is amortized to expense over the vesting period of the common units. The non-cash compensation charges are attributable to employees whose salary and benefits are otherwise classified as selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION

         We record depreciation and amortization expense for our property and equipment, including network equipment, office furniture and equipment, computer equipment and software, leasehold improvements and other properties. Assets are stated at cost and are depreciated when ready for their intended use on a straight line basis over their estimated useful life. Network equipment is depreciated on a straight line basis over an estimated useful life of three to eight years.

RESTRUCTURING AND OTHER CHARGES

         We recorded restructuring charges in the second quarter of 2001 totaling approximately E3.7 million. Tim Samples who was hired as our new President and Chief Executive Officer in the first quarter of 2001 and Jerome de Vitry, who was promoted to Chief Operating Officer during the same period, have undertaken actions to effectively size our business. In addition to the restructuring charges recorded in the second quarter, we currently have identified an additional E510,000 which will be recognized in the third quarter. As further restructuring activity may take place, this amount could increase.

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

RESULTS OF OPERATIONS

REVENUE

         Revenue for the three months ended June 30, 2001 increased to E24.5 million, compared to approximately E5.0 million for the three months ended June 30, 2000. Revenue for the six months ended June 30, 2001, increased to E44.2 million, compared to E7.6 million for the corresponding period in 2000. We attribute these increases in revenue to our overall growth resulting from the implementation of our business plan and the rapid deployment of our networks. Specifically, the increase resulted from significant growth of our customer base, an increase in traffic over our networks and a heightened demand for services from existing customers. For the three months ended June 30, 2001, revenue from retail services totaled E11.3 million; revenue from wholesale services totaled E12.0 million; and revenue from IDC, web hosting and other Internet-related services totaled E1.2 million. For the six months ended June 30, 2001, revenue from retail services totaled E19.1 million, revenue from wholesale services totaled E21.6 million, and revenue from IDC, web hosting and other Internet-related services totaled E3.5 million.

         In France, we had revenue of approximately E18.6 million for the three months ended June 30, 2001, compared to approximately E3.2 million for the corresponding period in 2000. Revenue from our French operations represented 76% and 77% of our total revenue for the three and six month periods ended June 30, 2001, respectively. We experienced steady growth in revenue from retail customers in the seven French cities in which our MANs operate and our overall signed customer base in France as of June 30, 2001 grew to 1,017 customers including 45 customers from our Estel acquisition. The increase in our customer base and traffic resulted in a total of 741 million minutes of use carried over our networks in France in the second quarter of 2001. During the three months ended June 30, 2001, revenue from our IDC in Paris, our web hosting and other Internet-related services generated 2% of our revenue in France.

         In Germany, we had revenue of approximately E5.1 million and E7.9 million for the three and six month periods ended June 30, 2001, compared to E0.4 million and E0.5 million for the corresponding periods in 2000. This revenue represented 21% of our total revenue for the three months ended June 30, 2001. As of June 30, 2001, we had over 229 signed customers in Germany and carried over 54 million minutes of use in Germany during the second quarter of 2001. Additionally, revenue from our IDCs in Berlin and Munich, our web hosting and other Internet-related services cumulatively generated 3% of our revenue in Germany for the quarter ended June 30, 2001.

         In the United Kingdom, we had revenue of approximately E0.8 million for the three months ended June 30, 2001, compared to approximately E1.4 million for the corresponding period in 2000. Revenue derived from our IDC in London, our web hosting and other Internet-related services, represented 82% of revenue in the United Kingdom for the three months ended June 30, 2001.

         While we anticipate that our revenue will continue to grow, we have recently observed signs of general weakness in the European markets for carrier, dial-up Internet access and Internet data center services. This market weakness could slow the growth in our revenue and accordingly, we lowered our revenue forecasts. As a consequence, our operating results and financial condition may be affected.

OPERATING EXPENSES

NETWORK COSTS

         Our network costs for the three months ended June 30, 2001 increased to approximately E21.3 million from E5.6 million for the corresponding period the previous year. For the six months ended June 30, 2001, network costs totaled E40.0 million, compared to E8.6 million for the corresponding period in 2000. These increases resulted primarily from the continued deployment of our networks in France and Germany and the associated costs of establishing interconnection and leasing arrangements. The increase also resulted from increased customer traffic, which resulted in higher interconnection payments to the incumbent telecommunications operators.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         For the three months ended June 30, 2001, selling, general and administrative expenses totaled approximately E25.2 million, compared to approximately E17.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, selling, general and administrative expenses totaled E48.7 million, compared to E30.4 million for the corresponding period in 2000. These increases primarily resulted from the growth in the number of personnel and the expenses related to wages and salaries. The increase also resulted from administrative and start-up costs associated with the launches of our IDC facilities. We expect our selling, general and administrative charges to decrease over the remainder of the year as our restructuring takes effect.

ALLOCATED SELLING, GENERAL AND ADMINISTRATIVE COSTS FROM AFFILIATE

         For the three months ended June 30, 2001, we recorded approximately E1.9 million of allocated selling, general and administrative costs from affiliates, compared with approximately E4.0 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, allocated selling, general and administrative costs from affiliate totaled E3.7 million, compared to E6.2 million for the corresponding period in 2000. These decreases were primarily a result of decreased personnel, legal and accounting costs allocated from CableTel Management, Inc.

NON-CASH COMPENSATION CHARGES

         We incurred stock-based compensation expense of approximately E1.7 million under our fixed stock option plan for the three months ended June 30, 2001. This amount was based on deferred compensation at the date of grant totaling approximately E25.1 million.

         During the three months ended March 31, 2000, we incurred additional stock-based compensation expense of approximately E41.9 million upon completion of our initial public offering in March 2000 due to the accelerated vesting of certain CompleTel LLC performance vesting common units held by certain of our employees in connection with a qualified public offering. This compensation expense was based on the IPO price of E17.50 per share. In addition, based upon our value as indicated in the IPO, we recorded compensation expense and deferred compensation at the IPO date, of approximately E24.0 million and E74.9 million, respectively, for performance vesting units that did not vest as a result of the IPO but which may vest upon a qualified sale by Madison Dearborn Partners or in May 2005 based on a deemed vesting date. For the three months ended June 30, 2001, we recorded compensation expense of approximately E1.7 million, based on the closing price per share on June 30, 2000. The non-cash compensation charges are attributable to employees whose salary and benefits are otherwise classified within selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased to approximately E12.5 million for the three months ended June 30, 2001, from approximately E4.2 million for the corresponding period in 2000. For the six months ended June 30, 2001, depreciation and amortization totaled E22.0 million, compared to E7.2 million for the corresponding period in 2000. The majority of these increases resulted from the build-out of our MANs throughout France and Germany.

RESTRUCTURING AND OTHER CHARGES

         For the three months ended June 30, 2001, restructuring and other charges totaled E3.7 million. The primary components of these charges consist of E1.4 million in the United Kingdom related to severance costs and facilities relocation charges, E1.0 million in Germany related to severance costs and costs of canceling orders made by our German operating subsidiary for fiber purchased in excess of our current requirements, E800,000 for severance and restructuring in our European Headquarters subsidiary and E500,000 for severance costs in our French operating subsidiary. Additionally, we have identified approximately E510,000 which will be recognized as restructuring charges in the third quarter of 2001. As further restructuring activity may take place, this amount could increase.

OTHER INCOME AND EXPENSE

         We recorded interest income of approximately E3.6 million during the three months ended June 30, 2001, compared to E9.1 million for the corresponding period in 2000. For the six months ended June 30, 2000, interest income totaled approximately E9.0 million, compared to E9.6 million for the corresponding period in 2000. The decreases in the three and six month periods in 2001 compared to the corresponding periods in 2000 are the result of decreasing available IPO and senior note proceeds to invest.

         We incurred interest expense, net of approximately E4.2 million of capitalized interest expense, of approximately E7.0 million during the three months ended June 30, 2001. For the three months ended June 30, 2000, interest expense totaled approximately E6.6 million, net of capitalized interest expense of approximately E2.7 million. For the six month period ended June 30, 2001, we recorded interest expense, net of E7.7 million of capitalized interest expense, of E15.4 million. For the corresponding period in 2000, we recorded interest expense, net of E4.0 million of capitalized interest, of E8.5 million. The interest expense recorded reflects interest on our senior notes due 2010, the accretion of our senior discount notes due 2009 and the amortization of deferred financing costs.

FOREIGN EXCHANGE LOSS AND OTHER EXPENSE

         For the three months ended June 30, 2001, we recorded a E5.1 million unrealized foreign exchange loss related primarily to our U.S. dollar-denominated senior discount notes. This compares to a E10.5 million foreign exchange loss in the three months ended June 30, 2000. For the six month periods ended June 30, 2001 and 2000, we recorded foreign exchange losses of E10.7 million and E18.4 million, respectively. The losses in the three and six month periods in 2000 are attributable primarily to our requirement to invest in U.S. treasury bills, pending receipt of an exemption from regulations under the Investment Company Act of 1940.

ADJUSTED EBITDA

         Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of measuring the performance of a company. We consider an adjusted measure we refer to as "Adjusted EBITDA," to be a helpful performance measure of our business. In calculating Adjusted EBITDA, we also exclude non-cash compensation charges and foreign exchange loss and other expenses, including restructuring charges and the write-off of deferred financing costs. For the three months ended June 30, 2001 and 2000, these charges and expenses totaled E10.6 million and E5.1 million, respectively. We had Adjusted EBITDA losses of approximately E23.9 million and E21.8 million for the quarters ended June 30, 2001 and 2000, respectively. We expect to continue to experience operating losses and negative Adjusted EBITDA as a result of our development and market expansion activities.

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

    The following table summarizes our Adjusted EBITDA calculation for the periods indicated (amounts in thousands).

                                                              Three Months Ended June 30,              Six Months Ended June 30,
                                                                2001             2000                    2001           2000
                                                                ----             ----                    ----           ----
Net Loss.............................................          E(50,520)        E(28,633)             E(91,122)     E (126,334)
Interest expense (net of interest income)............             3,452           (2,471)                6,399          (1,047)
Income taxes.........................................                --               --                    --              --
Depreciation and amortization........................            12,541            4,231                22,047           7,177
Non-cash compensation charges........................             1,733           (5,431)                    2          64,229
Foreign exchange loss and other expense..............             5,124           10,508                10,672          18,451
Restructuring and other charges......................             3,733                -                 3,733               -
                                                                  -----           ------                 -----          ------

Adjusted EBITDA......................................          E(23,937)        E(21,796)             E(48,269)       E(37,524)
                                                               =========        =========             =========       =========

NET LOSS

         Our net loss for the three months ended June 30, 2001 was E50.5 million, compared to a net loss of approximately E28.6 million for the three months ended June 30, 2000. This change resulted primarily from increases in operating expenses. For the six months ended June 30, 2001, our net loss was E91.1 million, compared to a net loss of E126.3 million for the corresponding period in 2000. This change resulted primarily from a decrease in non-cash compensation charges.

STATEMENTS OF CASH FLOWS

                                                         SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------
                                                       2001                 2000
                                                       ----                 ----
                                                         (EURO, IN THOUSANDS)
Cash flows from operating activities                 E (27,997)           E (38,432)
Cash flows from investing activities                  (128,693)            (151,392)
Cash flows from financing activities                      (665)             675,308
Effect of exchange rates on cash                         1,071                7,820
                                                         -----                -----
     Net increase (decrease) in cash and
         cash equivalents                             (156,284)             493,304
     Cash and cash equivalents at
         beginning of period                           361,698               57,115
                                                       -------               ------
     Cash and cash equivalents at end of
         period                                       E205,414             E550,419
                                                      ========             ========

CASH FLOWS FROM OPERATING ACTIVITIES

         During the six months ended June 30, 2001, we used approximately E28.0 million in operating activities, a E10.4 million decrease from the approximately E38.4 million used in operating activities for the corresponding period in the prior year. This decrease in cash flows was primarily related to the significant growth of our customer base and the improvement of operating costs as a percentage of revenue as our business matures.

CASH FLOWS FROM INVESTING ACTIVITIES

         Our cash flow from investing activities was a use of approximately E128.7 million for the six months ended June 30, 2001, compared to a use of approximately E151.4 million for the corresponding period in the prior year. The decrease was primarily due to prior year senior note proceeds being placed in escrow.

CASH FLOWS FROM FINANCING ACTIVITIES

         We used approximately E0.7 million of cash for financing activities during the six months ended June 30, 2001, compared to E675.3 million of cash flows provided by financing activities for the corresponding period in 2000. The change was due primarily to the net proceeds from our IPO being reflected in the six months ended June 30 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The telecommunications business is capital intensive. We have needed and will continue to need large amounts of capital to fund capital expenditures, working capital, debt service and operating losses. As of June 30, 2001, we had E232.8 million of cash and restricted short-term investments, and E26.3 million of restricted long-term investments in escrow for debt service (see below).

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

         In January 2000, we executed a E265 million senior secured credit facility with Goldman Sachs International and BNP Paribas as co-arrangers of the facility. Under the facility, the funds were to be available to certain of our subsidiaries in two tranches including a euro term facility which was available until December 31, 2000, in the aggregate amount of E105 million, and a euro revolving loan facility available until December 31, 2002, in the aggregate amount of E160 million.
The E160 million tranche was to become available after May 31, 2000, if the euro term facility was fully drawn and other conditions were satisfied. Following December 31, 2002, up to E141 million of the outstanding advances under the euro revolving loan facility were first to be converted into a term loan, and any other outstanding advances were to become part of a E19 million working capital facility. In April 2000, we entered into a suspension agreement with the lenders whereby we agreed not to borrow funds under the credit facility in exchange for their agreement to suspend the application of substantially all the representations, covenants and events of default. In
June 2001, we extended the suspension agreement until October 31, 2001. On August 10, 2001, we notified the facility agent of our intention to terminate the credit facility in its entirety as of August 27, 2001. We intend to continue exploring all our funding options, and there is no assurance that we will seek or obtain additional credit now or in the future. During the period the suspension agreement is in effect, the facility is, nevertheless, guaranteed by our subsidiaries and is secured by, among other things, pledges of the stock of substantially all our subsidiaries, as well as a number of our present and future material assets and revenue.

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

CAPITAL EXPENDITURES

         We made capital expenditures of approximately E54.2 million the three months ended June 30, 2001 and approximately E111.1 million for the six months ended June 30, 2001. These capital expenditures were for property and equipment necessary to deploy networks in our initial markets and include capitalized interest of E4.2 million and E7.7 million for the three and six month periods, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT PORTFOLIO AND INTEREST RATE SENSITIVITY

         Our investment policy is limited by the indentures governing our outstanding notes. We are restricted to investing in financial instruments with a maturity of one year or less (with certain limited exceptions). We are required to utilize investments that meet high credit quality standards, such as obligations of the U.S. government or any European Economic Community member government or any agency thereof guaranteed by the country, certificates of deposits, money market deposits, and commercial paper with a rating of A-1 or P-1. Under the terms of our E265 million senior secured credit facility, if we were to draw down on the facility we would be required to enter into an interest rate hedging program with respect to 50% of every tranche of E50 million borrowed to mitigate foreign currency exchange rate risk. As we have not drawn down on the credit facility to date, we currently are not subject to this requirement. We have entered into a suspension agreement concerning this facility, however, we currently intend to terminate the credit facility as well as the suspension agreement.

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

December 31, 1998                                            U.S.$1.181(1)
December 31, 1999                                               U.S.$1.007
December 31, 2000                                               U.S.$0.942
June 30, 2001                                                   U.S.$0.849

-----------

(1) Based on the exchange rate as of January 4, 1999, the date on which the euro noon buying rate was first quoted.

         We are managing exchange rate risk by incurring financing liabilities denominated in the currency of the country of operations. In addition, we have adopted hedging strategies to manage our exposure to foreign currency exchange rate risk relating to our operations in the United Kingdom.

PART II           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 27, 2001, we announced the appointment, subject to shareholders approval (which was obtained at the annual meeting of our sharehoders held on May 30, 2001), of Timothy A. Samples, who formerly served as the chief executive officer of FirstMark Communications Europe SA, as our new Chief Executive Officer. On March 19, 2001, FirstMark alleged that the employment of Mr. Samples as our Chief Executive Officer constitutes a breach of the non-compete provisions in the services agreement between Mr. Samples and FirstMark. In May 2001 we amicably settled this dispute with FirstMark.

         The syndicate of co-owners of a building in which our French subsidiary, CompleTel SAS installed certain telecommunications equipment, brought an action against us before the Tribunal de Grande Instance of Paris alleging that the equipment was installed without obtaining all the necessary authorizations and caused disturbances in the building. On May 11, 2001, the tribunal issued a decision, following a preliminary injunction hearing (a) ordering us to restore the premises to their original state, and (b) appointing an expert with the mandate of determining the liability, if any, the damages sustained, if any, and the work which we may have to undertake with respect to the equipment to cease the disturbances. We appealed against this decision and the expertise is currently in progress. We are currently involved in discussions with the other parties to this litigation to settle this matter out of court, and we expect to obtain shortly the authorization of the syndicate of co-owners to perform certain work on the equipment to cease the disturbances. If the negotiations to settle out of court are unsuccessful, we may be required to moved the equipment, and may be required to do so in a short period of time. In the event that we are required to move the equipment in a short period of time, we could suffer disturbances to our network, which could have an impact on our customers activities. However, at this stage of the litigation, we are not in a position to predict the outcome of this matter or determine the impact, if any, that it may have on our activity.

         In June 2001, after having detected defects in certain defected cables of the optic fiber cables supplied by the companies TKT and Cabelte to our French subsidiary CompleTel SAS, we brought an action before the Tribunal de Commerce of Nanterre requesting an expert be appointed to determine the nature and extent of the defective cables. At the request of the TKT and Cabelte, the tribunal has ordered that we post a bond in the amount of approximately US$2.6 million which corresponds to the amount of fiber ordered and invoiced and which has not yet been paid. We believe that if the expert nominated by the tribunal confirms our claim that the fiber is defective, we may be entitled to cancel the supply contract with these two suppliers which amounts to approximately US$4.8 million. However, if we do not prevail in this litigation, we may be required to pay all, or some of this amount (excluding amounts we already paid to these companies which amount to approximately US$485,000). However, at this stage of the litigation, we are not in a position to predict the outcome of this matter or determine the impact, if any, that it may have on our activity.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of our shareholders was held on May 30, 2001.

         Our shareholders voted on proposals to (1) elect eight (8) members to our Supervisory Board from a non-binding nomination by our Supervisory Board;
(2) elect three (3) members to our Board of Management from a binding nomination by our Supervisory Board; (3) adopt our statutory annual accounts for the fiscal year ended December 31, 2000; (4) grant discharge to the members of our Supervisory Board and Board of Management from liability in respect of the exercise of their duties during the fiscal year ended December 31, 2000; (5) appoint Arthur Andersen as our independent auditors for the fiscal year ending December 31, 2001; (6) extend the authority of our Board of Management to repurchase fully paid-up shares in our capital by an 18 months period ending March 31, 2003; (7) amend our articles of association to absolve us of the obligation to publish newspaper advertisement in the Netherlands announcing general meetings of our shareholders.

         Our shareholders' vote (a) adopted our statutory annual accounts; (b) granted discharge from liability to the members of our Supervisory Board and Board of Management; (c) appointed Arthur Andersen as our auditors; (d) extended the authority of our Management Board to repurchase our shares; and (e) approved the amendment of our articles of association, in all cases, as set forth in our proxy statement dated May 2, 2001. Messrs. Pearson, Dovey, Allen, DeGeorge, Finnegan, Holland, Kirby and Perry were elected to serve as members of our Supervisory Board. Following his election as a member of our Supervisory Board, Mr. Pearson was appointed by the Supervisory Board as our Chairman instead of Mr. Dovey who will continue to serve as a member of our Supervisory Board. In addition, Mr. Pearson, who served as a member of our Board of Management, President and Chief Executive Officer stepped down from these positions concurrently with his election to our Supervisory Board.

         Messrs. Samples, Lacey and de Vitry were elected as members of our Board of Management, in accordance with the recommendations of our Supervisory Board. Following his election as a member of our Board of Management, Mr. Samples was appointed by our Supervisory Board as our President and Chief Executive Officer. Martin Rushe and Hansjorg Rieder who served as members of our Board of Management until the annual meeting stepped down from these positions immediately prior to the meeting. Mr. Rushe also stepped down from his position as president of CompleTel UK Limited and Mr. Reider, president and chief executive officer of CompleTel GmbH, announced his desire to retire, effective August 2001.

         The number of the votes cast for, against or withheld, and the number of absentations with respect to each proposal is set forth below. Our independent inspector of election reported the vote of our shareholders as follows.

                                 PROPOSAL                                                            VOTES
                                                                                   FOR             AGAINST           ABSTAIN
1.  ELECTION OF SUPERVISORY DIRECTORS
    NOMINEE
    (a) William H. Pearson                                                      96,067,428            -                8,100
    (b) James E. Dovey                                                          96,067,428            -                8,100
    (c) James C. Allen                                                          96,057,848          9,580              8,100
    (d) Lawrence F. DeGeorge                                                    96,067,428            -                8,100
    (e) Paul J. Finnegan                                                        96,057,848          9,580              8,100
    (f) Royce J. Holland                                                        96,057,848          9,580              8,100
    (g) James H. Kirby                                                          96,067,428            -                8,100
    (h) James N. Perry                                                          96,065,948          9,580              8,100

2.  ELECTION OF MANAGING DIRECTORS
    -  FIRST POSITION
       First Nominee: Timothy A. Samples                                        96,057,848          9,580              8,100
       Second Nominee: Richard N. Clevenger                                      7,349,919          9,580              8,100

    -  SECOND POSITION
       First Nominee: David E. Lacey                                            95,294,991         772,437             8,100
       Second Nominee: Jerome de Vitry                                           8,112,776         772,437             8,100

    -  THIRD POSITION
       First Nominee: Jerome de Vitry                                           95,294,991         772,437             8,100
       Second Nominee: David E. Lacey                                            8,112,776         772,437             8,100

3.  ADOPTION OF STATUTORY ANNUAL ACCOUNTS                                       96,075,528            -                  -



                                 PROPOSAL                                                            VOTES
                                                                                   FOR             AGAINST           ABSTAIN

4.  DISCHARGE FROM LIABILITY                                                    96,075,528            -                  -


5.  APPOINTMENT OF INDEPENDENT AUDITORS                                         96,067,428            -                8,100

6.  EXTENSION OF AUTHORITY TO REPURCHASE SHARES                                 96,075,528            -                  -

7.  AMENDMENT OF OUR ARTICLES OF ASSOCIATION                                    96,060,128          15,400               -


ITEM 5.  OTHER INFORMATION

         ACQUISITION OF LOCAL NETWORK TELECOMMUNICATIONS OPERATOR

         On May 31, 2001 our French operating subsidiary acquired 100% of a local network telecommunications operator in France, bringing the total number of cities served to nine in France.

         ANTICIPATED SHORTFALLS ON EMPLOYEE LOANS TO PURCHASE OUR SHARES

         In March 2000, a limited number of our employees obtained interest bearing loans in an approximate aggregate principal amount of E2 million from a commercial bank to purchase shares in our initial public offering. The shares purchased by these employees were pledged to the bank as a security for the repayment of the loans. In connection with these loans, we have entered into certain arrangements with these employees and the lending bank, including indemnity letters under which we agreed to pay the lending bank the amount of any shortfalls from the amount payable on these loans (including interest), that is, the difference between the amount due for repayment and the proceeds of the sale of the pledged shares. In accordance with their terms, the loans will mature in September 2001. In connection with the approaching maturity of the loans, the employees have recently notified the lending bank of their intention to repay the loans, using in part the proceeds of the sale of the pledged shares. Currently, the market price of our ordinary shares is significantly lower than the purchase price paid for these shares in March 2000. As a result, we expect that there will be significant shortfalls with respect to the loans and that we will be required to indemnify the lending bank or the employs for such shortfalls.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NO.          DESCRIPTION
-----------          -----------
                 3.1 Amended Articles of Association of CompleTel Europe N.V.
              4.1(1) 14% Senior Discount Notes Indenture, dated February 16, 1999, among
                     CompleTel Europe N.V. as issuer, CompleTel ECC B.V. as guarantor and
                     U.S. Bank Trust National Association as trustee
              4.2(2) 14% Senior Notes Indenture, dated April 13, 2000, between CompleTel
                     Europe N.V. as issuer and The Chase Manhattan Bank as trustee
                10.1 CompleTel Europe NV 2000 Stock Option Plan, as amended
                10.2 Extension of Supplemental Agreement, dated June 27, 2001, extending the suspension of certain credit facility
                     covenants

-----------

(1) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4, file number 333-82305, filed with the Securities and Exchange Commission on July 2, 1999 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.


REPORTS ON FORM 8-K

         On May 3, 2001, the we filed a current report on Form 8-K, in which we announced our financial results for the three months ended March 31, 2001. No financial statements were filed with this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, CompleTel Europe N.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2001.


                               COMPLETEL EUROPE N.V.
                               By: /s/ Timothy Samples
                                   ---------------------------
                                   Name:  Timothy Samples
                                   Title: Managing Director, President and Chief
                                          Executive Officer
                                   (Principal Executive Officer)



                               By: /s/ David Lacey
                                   ---------------------------
                                   Name:  David Lacey
                                   Title: Managing Director and Chief Financial
                                          Officer