Form 10-Q
period 2001-09-30
COMPLE TEL EUROPE NV
filed 2001-11-14
CIK 1089558

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM_______TO_______


                          COMMISSION FILE NO. 000-30075
                                              ---------

                              COMPLETEL EUROPE N.V.
             (Exact name of Registrant as specified in its charter)

           THE NETHERLANDS                              98-0202823
   -------------------------------          -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

      JAMES E. DOVEY KRUISWEG 609
-----------------------------------------
(Address of principal executive offices)


   2132 NA HOOFDDORP, THE NETHERLANDS                    2132 NA
-----------------------------------------               -----------
(Address of principle executive offices)                (Zip Code)

       Registrant's telephone number, including area code:(31) 20 666 1701

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes /x/ No / /

      The number of shares outstanding of the Registrant's common stock as of October 1, 2001 was 160,555,222 ordinary shares.

                              COMPLETEL EUROPE N.V.
                                    FORM 10-Q

                                      INDEX
PART I.         FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of
         September 30, 2001 (unaudited) and December 31, 2000

         Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2001 and 2000 (unaudited)

         Consolidated Statement of Shareholders' Equity for the Nine Months Ended September 30, 2001 (unaudited)

         Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 2001 and 2000 (unaudited)

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

SIGNATURES

        PART I                FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                                            2001               2000
                                                                                                   -------------      -------------
                                                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                     (euro)126,181      (euro)361,698
     Short-term investments, restricted                                                                   26,393             28,030
     Accounts receivable, net of allowance for doubtful receivables of(euro)3,710 and(euro)733
       as of September 30, 2001 and December 31, 2000, respectively                                       21,458             13,883
     Affiliate receivables                                                                                 2,001              1,500
     Prepaid expenses, VAT receivables and other current assets                                           43,190             54,886
                                                                                                   -------------             ------

       Total current assets                                                                              219,223            459,997
                                                                                                   -------------      -------------

NON-CURRENT ASSETS:
     Property and equipment, net                                                                         414,925            298,623
     Licenses and other intangibles, net                                                                  13,346              6,858
     Deferred financing costs, net                                                                         9,437             15,129
     Non-current investments, restricted                                                                  22,562             41,709
     Other non-current assets                                                                              2,507              2,465
                                                                                                   -------------      -------------

       Total non-current assets                                                                          462,777            364,784
                                                                                                   -------------      -------------

TOTAL ASSETS                                                                                       (euro)682,000      (euro)824,781
                                                                                                   =============      =============
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Network vendor payables                                                                        (euro)45,484       (euro)54,341
     Accrued liabilities and trade accounts payable                                                       69,564             71,684
     Affiliate payables                                                                                      910              2,199
                                                                                                   -------------      -------------

       Total current liabilities                                                                         115,958            128,224

LONG-TERM DEBT                                                                                           268,669            280,597
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY:
     Ordinary shares, nominal value (euro).10 per share, 625,000,000 shares authorized; 160,555,222 shares issued and outstanding at September 30,
       2001 and December 31, 2000,
       respectively                                                                                       16,055             16,055
     Additional paid-in capital                                                                          688,399            706,821
     Deferred compensation                                                                               (17,528)           (33,196)
     Other cumulative comprehensive loss                                                                   1,509              1,019
     Accumulated deficit                                                                                (375,509)          (259,185)
     Treasury stock, at cost                                                                             (15,553)           (15,554)
                                                                                                   -------------      -------------

TOTAL SHAREHOLDERS' EQUITY                                                                               297,373            415,960
                                                                                                   -------------      -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         (euro)682,000      (euro)824,781
                                                                                                   =============      =============

   The accompanying notes are an integral part of these unaudited consolidated balance sheets.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    ---------------------              ---------------------
                                                                    2001             2000              2001            2000
                                                                    ---------------------              ---------------------
REVENUES                                                         (euro) 25,770     (euro) 8,889     (euro) 69,922     (euro) 16,451
OPERATING EXPENSES:
     Network costs                                                      23,463            9,978            63,486            18,540
     Selling, general and administrative                                26,250           20,977            74,928            51,351
     Allocated selling, general and administrative costs from
     affiliate                                                             782            3,873             4,502            10,023
     Non-cash compensation charges                                      (2,771)          (3,546)           (2,769)            60,683
     Depreciation and amortization                                      14,210            6,838            36,257            14,015
     Restructuring and other charges                                     2,660              --              6,393               --
                                                                --------------   --------------   ---------------   ---------------

     Total operating expenses                                           64,594           38,120           182,797           154,612
                                                                --------------   --------------   ---------------   ---------------

OPERATING LOSS                                                         (38,824)         (29,231)         (112,875)         (138,161)

OTHER INCOME (EXPENSE):
    Interest income                                                      2,445            7,394            11,402            16,953
    Interest expense, net of capitalized interest                       (7,473)          (7,889)          (22,829)          (16,401)
    Foreign exchange gain (loss) and other expense                       2,641           (6,189)           (8,031)          (24,640)
                                                                --------------   --------------   ---------------   ---------------

    Total other income (expense)                                        (2,387)          (6,684)          (19,458)          (24,088)
                                                                --------------   --------------   ---------------   ---------------

NET LOSS BEFORE EXTRAORDINARY ITEM                                     (41,211)         (35,915)         (132,333)         (162,249)
                                                                --------------   --------------   ---------------   ---------------

EXTRAORDINARY ITEM - Gain on early extinguishment of debt
                                                                        16,009              --             16,009             1,053
                                                                --------------   --------------   ---------------   ---------------

NET LOSS                                                         (euro)(25,202)   (euro)(35,915)   ((euro)116,324)   ((euro)161,196)
                                                                ==============   ==============   ===============   ===============

BASIC AND DILUTED LOSS PER ORDINARY
     SHARE                                                         (euro)(0.16)     (euro)(0.23)      ((euro)0.74)      ((euro)1.09)
                                                                ==============   ==============   ===============   ===============

WEIGHTED AVERAGE NUMBER OF ORDINARY
    SHARES OUTSTANDING                                             157,419,330      157,413,060       157,417,416       147,252,768
                                                                ==============   ==============   ===============   ===============

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

                                                                                                             OTHER
                                                                         ADDITIONAL                     CUMULATIVE
                                                ORDINARY  SHARES            PAID-IN        DEFERRED  COMPREHENSIVE     ACCUMULATED
                                                --------- ------
                                             NUMBER          AMOUNT         CAPITAL    COMPENSATION           LOSS         DEFICIT
                                       --------------- ------------ --------------- --------------- --------------  --------------

BALANCE, December 31, 2000                 160,555,222 (euro)16,055   (euro)706,821   (euro)(33,196)   (euro)1,019  (euro)(259,185)

     Deemed contributions by LLC
        related to allocation of
        non-cash compensation charges
                                                    --           --         (18,438)         10,207             --              --
     Exercise of stock options                      __           __              16              --             --              --
     Amortization of deferred
        compensation                                --           --              --           5,461             --              --
     Cumulative translation adjustment
                                                    --           --              --              --            490              --
     Net loss                                                    --              --              --             --       (116,324)
                                       --------------- ------------ --------------- --------------- --------------  --------------

BALANCE, September 30, 2001                160,555,222 (euro)16,055   (euro)688,399  (euro)(17,528)    (euro)1,509  (euro)(375,509)
                                       =============== ============ =============== =============== ==============  ==============

                                            TREASURY            TOTAL
                                              STOCK,    COMPREHENSIVE

                                             AT COST             LOSS           TOTAL
                                       -------------   --------------   -------------

BALANCE, December 31, 2000             (euro)(15,554)  (euro)(200,197)  (euro)415,960
                                                       ==============
     Deemed contributions by LLC
        related to allocation of
        non-cash compensation charges
                                                 --                --          (8,231)
     Exercise of stock options                    1                --              17
     Amortization of deferred
        compensation                             --                --           5,461
     Cumulative translation adjustment
                                                 --               490             490
     Net loss                                                (116,324)       (116,324)
                                       -------------   --------------   -------------

BALANCE, September 30, 2001            (euro)(15,553)  (euro)(115,834)  (euro)297,373
                                       =============   ==============   =============


          The accompanying notes are an integral part of this unaudited consolidated financial statement.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (STATED IN THOUSANDS OF EUROS)
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                                SEPTEMBER 30, 2001       SEPTEMBER 30, 2000
                                                                                ------------------       ------------------
OPERATING ACTIVITIES:
     Net loss                                                                       (euro)(116,324)          (euro)(161,196)
     Adjustments to reconcile net loss to net cash flows used in operating activities:
         Depreciation and amortization                                                      36,257                   14,015
         Non-cash compensation charges                                                      (2,769)                  60,683
         Accretion of senior discount notes                                                 10,002                    8,481
         Amortization of deferred financing costs                                            1,350                    1,002
         Gain on early extinguishment of debt                                              (16,009)                  (1,053)
         Foreign exchange loss                                                               8,200                   11,237
         Changes in operating assets and liabilities:
              Increase in accounts receivable                                               (6,147)                  (9,111)
              Decrease (increase) in prepaid expenses, VAT receivables
                and other current assets                                                    28,861                  (14,477)
              Decrease (increase) in other non-current assets                                 (42)                   (1,645)
              Increase in accrued liabilities and trade accounts
                payable                                                                    (4,518)                   42,101
              Increase (decrease) in net affiliate payables/receivables                     (1,790)                  (1,130)
                                                                                   ---------------          ---------------

              Net cash flows used in operating activities                                  (62,929)                 (51,093)
                                                                                   ---------------          ---------------

INVESTING ACTIVITIES:
     Expenditures for property and equipment                                              (128,282)                (139,759)
     Capitalized interest                                                                  (11,727)                 (10,123)
     Increase (decrease) in network vendor payables                                         (8,857)                  30,945
     Expenditures for licenses                                                                (934)                    (368)
     Acquisitions, net of cash acquired                                                    (12,886)                       --
     Restricted investments, including funds placed in escrow                                   --                  (79,725)
                                                                                   ---------------          ---------------

              Net cash flows used in investing activities                                 (162,686)                (199,030)
                                                                                   ---------------          ---------------

FINANCING ACTIVITIES:
     Net proceeds from initial public offering                                                  --                  512,536
     Net proceeds from senior notes                                                             --                  192,995
     Proceeds from exercise of stock options                                                    17                       --
     Repurchase of senior discount notes                                                        --                  (14,867)
     Repurchase of senior notes from cash and cash equivalents                              (3,182)                      --
     Repurchase of senior notes from restricted investments                                 (8,132)                      --
     Deferred financing costs                                                                 (722)                  (9,612)
                                                                                   ---------------          ---------------

              Net cash flows (used in) provided by financing activities                    (12,019)                 681,052
                                                                                   ---------------          ---------------

     Effect of exchange rates on cash                                                        2,117                   (4,511)
                                                                                   ---------------          ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                          (235,517)                 426,418

CASH AND CASH EQUIVALENTS, beginning of period                                             361,698                   57,115
                                                                                   ---------------          ---------------

CASH AND CASH EQUIVALENTS, end of period                                             (euro)126,181            (euro)483,533
                                                                                   ===============          ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for interest                                                           (euro)14,000             (euro)14,000
                                                                                   ===============          ===============
     Cash paid for taxes                                                                 (euro) --                (euro) --
                                                                                   ===============          ===============

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

      The Company is a facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure and provider of telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas across Western Europe, with a focus on network deployment in France and Germany. A facilities-based operator uses mainly its own telecommunications facilities to provide services, in contrast with non-facilities-based resellers who purchase the services of other providers and then retail the services to customers. Additionally, the Company has established Internet data centers ("IDCs") and provides Internet access, web hosting and other Internet value added services in France, Germany and the United Kingdom.

      Since inception, the Company has generated operating losses and negative cash flow from its operating activities. The Company expects to continue to experience operating losses and negative cash flow from operations in each of its markets while it emphasizes development, construction and expansion of its business and until the Company establishes a sufficient revenue generating customer base in that market. While the Company anticipates that its revenue will continue to grow, it has recently observed signs of general weakness in the European markets for carrier, dial-up Internet access and Internet data center services. In light of reduced demand visibility, the Company has implemented reorganization and restructuring measures in order to adjust operations to foreseeable market conditions reducing ongoing operating expenses and capital outlays (see Note 10). The Company is currently evaluating closer integration of the IDC businesses in Germany and France with its existing local retail business and is also evaluating various options with respect to its IDC business in the United Kingdom.

      The Company currently estimates that it will make aggregate capital expenditures of approximately (euro)45 million to (euro)55 million for the year ending December 31, 2002. However, the actual amount and timing of the Company's future capital requirements may differ materially from its current estimates, and additional financing may be required in the event of departures from its current business plans and projections, including those caused by unforeseen delays, cost overruns, engineering design changes, demand for its services that varies from its expectations, adverse regulatory, technological or competitive developments, difficulties, delays in obtaining necessary rights-of-way, or major changes in market conditions. The Company may also require additional capital, or require financing sooner than anticipated, if it alters the schedule or target markets of its roll-out plan in response to regulatory, technological or competitive developments (including additional market developments and new opportunities within and outside of its target markets), as well as opportunities to refund or retire its existing indebtedness. The Company intends to evaluate potential joint ventures, strategic alliances, acquisition and disposition opportunities on an ongoing basis as they arise, and may require additional financing if it elects to pursue any such opportunities. The company is considering various funding options which may include bank borrowings, private or public sale of debt securities and/or may engage in private or public equity offerings of its ordinary shares.

      The Company believes that under certain market growth scenarios in which weak demand for wholesale carrier and ISP services continues or deepens, it may require additional financing in excess of its invested capital and current borrowings in the range of (euro)60 million to (euro)90 million sometime during the second half of 2002.

(2)   BASIS OF PRESENTATION

      The accompanying interim unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and are in the form prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

      Property and equipment consisted of the following (in thousands):

                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                         2001                  2000
                                                                -------------         -------------

Network equipment                                               (euro)355,017         (euro)216,016
Office furniture and equipment                                          6,452                 5,186
Computer equipment and software                                        13,151                10,891
Leasehold improvements                                                  8,035                 8,239
Buildings                                                                 205                   205
                                                                -------------         -------------

Property and equipment, in service                                    382,860               240,537
Less: accumulated depreciation                                        (59,460)             ( 24,963)
                                                                -------------         -------------

Property and equipment, in service, net                               323,400               215,574
Construction in progress                                               91,525                83,049
                                                                -------------         -------------
Property and equipment, net                                     (euro)414,925         (euro)298,623
                                                                =============         =============

      The Company capitalized approximately (euro)11.7 million and (euro)5.8 million of interest expense for the nine months ended September 30, 2001 and 2000, respectively.


(4)   RELATED PARTY TRANSACTIONS

CONTRIBUTION OF COMPLETEL LLC COMMON UNITS FOR COMPLETEL EUROPE NV
ORDINARY SHARES

      In late November 2000, certain employees of CompleTel Europe who held common units of CompleTel LLC ("LLC"), contributed all such common units, except for those still subject to performance vesting provisions, to CompleTel Europe in consideration for 3,142,162 newly issued ordinary shares of CompleTel Europe. The number of ordinary shares issued was equal to the number of ordinary shares represented by the common units contributed to CompleTel Europe and were recorded at (euro)15.6 million, the fair market value of those shares on the date of issuance. The corresponding investment in LLC, representing approximately 3,280 common units which are exchangeable into 3,142,162 ordinary shares of the Company, is reflected as a reduction of CompleTel Europe's equity in the accompanying statement of shareholders' equity, similar to treasury stock. The common units contributed included both vested and non-vested time vesting units. The ordinary shares issued in respect of the non-vested units remain subject to the same vesting provisions as the original award.

(5) INDEBTEDNESS

SENIOR NOTES REPURCHASE

      In the third quarter of 2001, the Company repurchased (euro)30.0 million principal amount of its 14% Senior Notes due 2010 for (euro)11.3 million ((euro)3.2 million in unrestricted cash and (euro)8.1 million in proceeds from pledged securities). In October 2001, the Company repurchased an additional (euro)5.0 million principal amount of its 14% Senior Notes due 2010 for (euro)1.9 million.

         Long-term debt consists of the following (in thousands):

                                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                                     2001              2000
                                                                                              ----------------  --------------
         14% Senior Discount Notes, face amount $120.5 million, due 2009, effective              (euro)92,759     (euro)80,597
             interest rate of 15.1%, converted to euro at September 30, 2001 and December
             31, 2000 exchange rates of 0.910 and 0.942, respectively
         14% Senior Notes, face amount(euro)170.0 million, due 2010                                   170,000          200,000
         Other long-term debt                                                                           5,910               --
                                                                                              ----------------  --------------
                                                                                                (euro)268,669    (euro)280,597
                                                                                              ================  ==============

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

      Management currently evaluates the Company's development efforts according to the geographic location of its markets. One of the key operating performance criteria used in this evaluation includes revenue growth and operating income before interest, taxes, depreciation, amortization, non-cash compensation charges and foreign exchange loss and other expenses, including restructuring and other charges ("Adjusted EBITDA").

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

      As of September 30, 2001 and for the three months ended September 30, 2001 (in thousands):

                                                                                                       COMPLETEL
                                                          COMPLETEL      COMPLETEL     COMPLETEL      EUROPE AND
                                                                SAS           GMBH            UK           OTHER       CONSOLIDATED
                                                        -----------      ---------     ---------      ----------       ------------
Revenue                                                (euro)19,787    (euro)5,260     (euro)723       (euro) --       (euro)25,770
Adjusted EBITDA                                              (9,730)        (7,856)       (2,157)         (4,982)           (24,725)
Total assets                                                292,859        172,801        15,510         200,830            682,000
Expenditures for long-lived assets                           22,891          4,392           169           2,424             29,876

      As of September 30, 2001 and for the nine months ended September 30,
                              2001 (in thousands):

                                                                                                       COMPLETEL
                                                          COMPLETEL      COMPLETEL     COMPLETEL      EUROPE AND
                                                                SAS           GMBH            UK           OTHER       CONSOLIDATED
                                                        -----------      ---------     ---------      ----------       ------------
Revenue                                                (euro)53,989   (euro)13,203   (euro)2,730       (euro) --       (euro)69,922
Adjusted EBITDA                                             (25,906)       (23,790)       (7,410)        (15,888)           (72,994)
Total assets                                                292,859        172,801        15,510         200,830            682,000
Expenditures for long-lived assets                           80,861         44,102         3,793          12,187            140,943

         As of September 30, 2000 and for the three months ended September 30, 2000 (in thousands):


                                                                                                       COMPLETEL
                                                          COMPLETEL      COMPLETEL     COMPLETEL      EUROPE AND
                                                                SAS           GMBH            UK           OTHER       CONSOLIDATED
                                                        -----------      ---------     ---------      ----------       ------------
Revenue                                                 (euro)6,678      (euro)544   (euro)1,667       (euro) --        (euro)8,889
Adjusted EBITDA                                             (13,880)        (7,682)         (919)         (3,456)           (25,937)
Total assets                                                153,974        110,149         8,657         587,244            860,024
Expenditures for long-lived assets                           23,308         28,466         1,769           4,853             57,957

         As of September 30, 2000 and for the nine months ended September 30, 2000 (in thousands):

                                                                                                       COMPLETEL
                                                          COMPLETEL      COMPLETEL     COMPLETEL      EUROPE AND
                                                                SAS           GMBH            UK           OTHER       CONSOLIDATED
                                                        -----------      ---------     ---------      ----------       ------------
Revenue                                                (euro)11,393    (euro)1,079   (euro)3,979       (euro) --       (euro)16,451
Adjusted EBITDA                                             (36,430)       (21,629)       (1,826)         (3,576)           (63,461)
Total assets                                                153,974        110,149         8,657         587,244            860,024
Expenditures for long-lived assets                           69,029         71,735         1,769           7,717            150,250

(7) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. The adoption, on January 1, 2001, of SFAS 133 was not material to the Company.

(8) NEW ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable," i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS 141 than its predecessor, APB Opinion No. 16 although in some instances previously recognized intangibles will be subsumed into goodwill.

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

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". While it supersedes APB Opinion 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS No. 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS No. 144 also establishes criteria for determining when an asset should be treated as held for sale.

      SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. The Company, does not anticipate that adoption of SFAS No. 144 will have a material impact on its results of operations or its financial position.

(9)  COMMITMENTS AND CONTINGENCIES

      On October 27, 2001 CompleTel SAS, CompleTel's French subsidiary agreed to settle a dispute with TKT and Cabelte in connection with fiber optic cables supplied to CompleTel by TKT and Cabelte pursuant to a purchase agreement dated October 16, 2000. The original purchase agreement provided for the supply of 250 kilometers of fiber optic cable to Completel SAS for an aggregate price of $4.8 million. Under the terms of the settlement, CompleTel SAS has agreed to accept the delivery of only 175 kilometers for an aggregate price of $1.8 million. In addition, Completel has agreed to pay storage costs (approximately $190,000) for certain spools of cable that were held in a French customs warehouse until the settlement of the dispute. Under the settlement, Completel SAS's remaining obligations under the October 16, 2000 agreement have been cancelled.

(10)  SUBSEQUENT EVENTS

         In October 2001, as a result of slowing demand in the German telecommunications market, particularly the carrier and ISP segments, the Company initiated a plan of reorganization of its German operations. The restructuring will result in an anticipated fourth quarter charge of (euro)13 million to (euro)15 million.

         In November 2001, the Company announced the appointment of J. Lyle Patrick as Chief Financial Officer. The appointment will become effective as of November 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All assumptions, anticipations, expectations and forecasts contained in the following discussion regarding our future business plans and products and services, financial results, Adjusted EBITDA forecasts, performance, and the telecommunications industry and operating environment, and future events are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are generally identified by the use of forward-looking words such as "plan," "estimate," "believe," "expect," "anticipate," "will," "should" and "may" or other variations of such terms, or by discussion of strategy that involves risks and uncertainties. The forward-looking statements contained herein represent a good-faith assessment of our future performance for which we believe there is a reasonable basis. These forward-looking statements represent our view only as of the dates they are made, and we disclaim any obligation to update forward-looking statements contained herein, except as may be otherwise required by law. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that could cause our actual future results, performance and achievements to differ materially from those forecasted or suggested herein. With respect to revenue forecasts, such factors include, but are not limited to: (a) decline in demand for our telecommunications services; (b) pricing pressures from our direct competitors as well as from providers of alternative services; (c) failures, shutdowns or service disturbances with respect to our networks; (d) worsening carrier and Internet data market weakness; (e) major changes in market conditions and (f) completion of any acquisition or disposition transactions. In addition to these risks, Adjusted EBITDA forecasts and other forward-looking information in this report are subject to such risks as: (a) unforeseen delays or increased expenditures incurred in the construction of our networks and IDCs; (b) our inability to develop and maintain efficient operations support; (c) regulatory developments in Europe adverse to us or difficulties we may face in maintaining necessary telecommunications licenses or other governmental approvals; (d) or inability to obtain, from banks or the capital markets, financing on satisfactory terms; (e) the impact of new business opportunities requiring significant up-front investment; and (f) inability to obtain replacement financing upon repurchases of our senior notes. For a more detailed discussion of such risks affecting us, please refer to our prospectuses and periodic reports filed with the U.S. Securities and Exchange Commission.

         All statements made herein are accurate only as of the date of filing this Form 10-Q with the Securities and Exchange Commission and may be relied upon only as of that date. Unless otherwise indicated, all share numbers reflect the five-for-one split we effected on February 25, 2000.

OVERVIEW

         We are a facilities-based provider of switched telephony, data and Internet-related services to business end-users, government entities, carriers and Internet service providers in targeted markets in Western Europe. We were incorporated in December 1998, and through a series of transactions in January 1999, became the holding company for our European telecommunications businesses which commenced in January 1998, when CompleTel LLC was formed. We accounted for these transactions as a reorganization of entities under common control, similar to a pooling of interests. Accordingly, our historical results of operations are presented as if we had been legally formed on January 8, 1998 and had performed all CLEC related development activities in Western Europe since CompleTel LLC's inception.

         Prior to January 1, 2000, our functional currency was the U.S. dollar, and the functional currency for each of our operating subsidiaries was the applicable local currency. Effective January 1, 2000, we and each of our subsidiaries, except those in the United Kingdom, adopted the (euro) as our functional currency. Additionally, we adopted the (euro) as our financial reporting currency. As a result, we have restated prior period amounts by translating prior period U.S. dollar amounts into the (euro). Our results of operations (accumulated deficit) for periods prior to

January 1, 1999 (introduction date for the (euro)) have been restated using the January 1, 1999 exchange rate between the U.S. dollar and the (euro).

                  We have generated operating losses and negative cash flow from our operating activities to date. We expect to continue to experience operating losses and negative cash flows from operations in each of our markets while we emphasize development, construction and expansion of our business and until we establish a sufficient revenue generating customer base in that market. While we anticipate that our revenue will continue to grow, we have recently observed signs of general weakness in the European markets for carrier, dial-up Internet access and Internet data center services. In light of the reduced demand visibility, we have implemented some reorganization and restructuring measures in order to adjust our operations to current and anticipated market conditions. These measures, including reorganization of our German operations in view of the slowing of demand in the German telecommunications market, particularly the carrier and ISP segments, aim to significantly reduce our operating expenses and capital outlays. The slowdown in the European telecommunications markets we experience could slow the growth in our revenue and accordingly, we lowered our revenue forecasts. As a consequence, our operating results and financial condition may be affected.

REVENUE

         Our revenue consists of revenue from three principal categories of service offerings: retail, including voice, data and Internet; wholesale; and IDCs, web hosting, Internet access and other Internet-related services.

      - RETAIL SERVICES. We generate revenue from the voice, data and Internet services we provide primarily to our directly connected retail customers. We expect revenue from retail services to represent an increasing percentage of our overall revenue.

            - VOICE SERVICES. We derive substantially all our voice revenue from the switched voice communications services we provide to customers directly connected to our networks through owned fiber and leased lines. This revenue is based primarily on traffic minutes billed. Revenue from voice products accounted for (euro)10.6 million, or approximately 41% of our total revenue for the quarter ended September 30, 2001. Revenue from voice products totaled (euro)1.8 million, or approximately 20% of total revenue for the corresponding period in 2000.

            - DATA AND INTERNET SERVICES. We derive revenue from the local dedicated access and private line services we provide customers for data connections over our MANs. This revenue is based primarily on transmission capacity provided. We also derive revenue by providing high-capacity Internet protocol-based services and interconnection between local area networks in each of the cities in which our MANs operate. Revenue from these services accounted for(euro)3.1 million, or approximately 12% of our total revenue for the quarter ended September 30, 2001. Revenue from data and Internet services totaled(euro)1.0 million, or approximately 11% of total revenue for the corresponding period in 2000.

      - WHOLESALE SERVICES. We derive revenue by providing transmission capacity on a wholesale basis to other carriers, as well as dial-up Internet access to our Internet service provider customers.

            - CARRIER AND TERMINATION SERVICES. We derive revenue from the services we provide on a wholesale basis to other telecommunications service providers that require transmission capacity to support gaps in their networks, need additional capacity or require alternate routing, or do not have their own transmission facilities. We also terminate traffic for other operators. This revenue, which is based primarily on transmission capacity provided and traffic minutes terminated, accounted for(euro)3.9 million, or approximately 15% of our revenue in the quarter ended September 30, 2001. We expect revenue from carrier and termination services to represent a decreasing percent of our total revenue. Revenue from carrier and termination services totaled (euro)1.2 million, or approximately 13% of total revenue for corresponding period in 2000.

            - INTERNET DIAL-UP. We also derive revenue from the dial-up Internet access to our ISP customers delivering the traffic and plan to continue to do so both in France and Germany. This revenue, which is based primarily on traffic minutes, accounted for(euro)6.6 million, or approximately 25% of our overall revenue in the quarter ended September 30, 2001. We expect our Internet dial-up services revenue to represent a decreasing proportion of our total revenue, as our revenue from our retail services increases. Revenue from Internet dial up services totaled(euro)2.7 million, or approximately 31% of total revenue for the corresponding period in 2000.

      - INTERNET DATA CENTERS, WEB HOSTING, INTERNET ACCESS AND OTHER INTERNET-RELATED SERVICES. We derive a small portion of our revenue from the web hosting, Internet access and other value-added Internet services we provide at our IDCs. We also offer web site creation and maintenance services as well as miscellaneous dial-up services to certain of our IDC customers. Revenue from our IDCs, web hosting, Internet access and other Internet-related services accounted for(euro)1.6 million, or approximately 7% of our total revenue for the quarter ended September 30, 2001, compared to(euro)1.6 million, or 18% of our total revenue, for the corresponding period in 2000. Until the third quarter of 2001, our operations in the United Kingdom also generated revenue from miscellaneous dial-up services, which totaled(euro)0.6 million, or approximately 7% of our total revenue, in the three months period ended September 30, 2000. These services were no longer offered in the third quarter of 2001. We expect revenue from our IDCs, web hosting, Internet access and other Internet-related services to remain a small portion of our total revenue.

         We derive revenue in France and Germany from all three of our principal service offerings. In the United Kingdom, we derive revenue solely from our IDC, web hosting, Internet access, Internet-related services and other miscellaneous dial-up services. As of September 30, 2001, we had commercially launched services in nine cities in France (including Nantes, launched on May 16, 2001 and Strasbourg, which was added following the completion of the acquisition of Estel S.A. in late May 2001) and four in Germany and had deployed five IDCs in France, Germany and the United Kingdom.

         We expect our revenue in France, where we launched commercial operations in June 1999, to increase with the acquisition of the network in Strasbourg, France, our additional MAN in Nantes, France and with the accelerated build-out of our MANs in the major cities we already serve to cover additional business parks and areas of business concentration.

         In October 2001, we have initiated a reorganization of our German operations as a result of the slowing of demand in the German telecommunications market, particularly in the carrier and ISP segments. The restructuring will result in an anticipated fourth quarter charge of (euro)13 to (euro)15 million, and a reduction in the German workforce by 130 people.

         In the second quarter of 2001, we restructured our operations in the United Kingdom, having recognized approximately (euro)1.4 million in restructuring charges. We will continue to evaluate options with respect to our business in the United Kingdom. We expect our revenue in the United Kingdom to represent a smaller portion of our overall revenue due to our limited presence in the United Kingdom.

         For the quarter ended September 30, 2001, we had three customers whose revenue generated five percent or more of our total revenue for the quarter. For the year ended December 31, 2000, we had three customers whose revenue generated five percent or more of our total revenue for the year.

OPERATING EXPENSES

         Our primary operating expenses consist of:
         -      network costs,
         -      selling, general and administrative expenses,
         -      allocated costs from affiliates,
         -      non-cash compensation charges,
         -      depreciation and amortization expenses, and
         -      restructuring and other charges.

NETWORK COSTS

         Our network costs include costs such as interconnection costs, the cost of leasing high-capacity digital lines that interconnect our network with the networks of other providers, the cost of leasing local loop lines that connect our customers to our network, switch site rental and operating and maintenance costs, as well as costs associated with our IDCs, web hosting and other Internet-related services. We lease dark fiber and conduit on a limited basis to establish and augment our MANs in certain markets. We also lease fiber to connect our MANs, in order to provide an IP backbone to support our IDCs, web hosting and other Internet-related services. We incur other fixed costs, such as switch site rent and network and switch maintenance, that normally are incurred at the time of interconnection in anticipation of future revenue. To date, we have been able to deploy our networks faster than we initially anticipated in our business plans. As a result, we have experienced higher incremental costs. As we continue to build our networks and revenue increases, we believe that the incremental costs of deployment will decrease as a percentage of our network costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Our selling, general and administrative expenses include costs relating to our sales and marketing department, customer care, billing, corporate administration, salaries and other personnel costs, as well as legal and consultant fees. We expect that selling, general and administrative expenses is likely to decline as a portion of our total revenue and are undertaking efforts to control these expenses through various means, such as restructuring efforts and shifting expenditures away from dependence on consultants towards the use of internal resources.

         We are assembling a large, locally-based, direct sales force in our local and regional markets and a national account team to service multiple location customers and key account executives. As of September 30, 2001, the number of our employees totaled 858, including 217 sales employees, compared to 179 sales employees as of December 31, 2000.

ALLOCATED SELLING, GENERAL AND ADMINISTRATIVE COSTS FROM AFFILIATE

         Allocated selling, general and administrative costs from affiliate include amounts we pay CableTel Management, Inc. a wholly owned subsidiary of CompleTel LLC, as reimbursement of expenses incurred by CableTel Management, Inc. in the performance of certain ordinary and necessary general and administrative services for us and our operating subsidiaries. Beginning October 1, 2000, a significant portion of the expenses that were previously incurred on our behalf by CableTel Management, Inc. (representing primarily salaries to our European headquarter employees) are now incurred by CompleTel Headquarters Europe S.A.S, our wholly owned subsidiary, and are now accounted for as selling, general and administrative costs.

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

FOREIGN EXCHANGE LOSS AND OTHER EXPENSE

         Our revenue, costs, assets and liabilities are, for the most part, denominated in (euro)s, which is our functional and reporting currency, effective January 1, 2000. Therefore, we are exposed to changes in currency exchange rates primarily due to our U.S. dollar-denominated debt. Our 14% senior discount notes due 2009 expose us to exchange rate fluctuations as the payment of principal and interest on these notes will be made in U.S. dollars, and a substantial portion of our future cash flow used to service these payments will be denominated in local currencies, including the (euro). We invest all excess cash in (euro)-denominated accounts. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

RESULTS OF OPERATIONS

REVENUE

         Revenue for the three months ended September 30, 2001 increased to
(euro)25.8 million, compared to approximately (euro)8.9 million for the three months ended September 30, 2000. Revenue for the nine months ended September 30, 2001, increased to (euro)69.9 million, compared to (euro)16.5 million for the corresponding period in 2000. We attribute these increases in revenue to our overall growth resulting from the implementation of our business plan and the rapid deployment of our networks. Specifically, the increase resulted from significant growth of our customer base, an increase in traffic over our networks and a heightened demand for services from existing customers. For the three months ended September 30, 2001, revenue from retail services totaled
(euro)13.7 million; revenue from wholesale services totaled (euro)10.5 million; and revenue from IDC, web hosting and other Internet-related services totaled
(euro)1.6 million. For the nine months ended September 30, 2001, revenue from retail services totaled (euro)32.8 million, revenue from wholesale services totaled (euro)32.1 million, and revenue from IDC, web hosting and other Internet-related services totaled (euro)5.0 million.

         In France, we had revenue of approximately (euro)19.8 million for the three months ended September 30, 2001, compared to approximately (euro)6.7 million for the corresponding period in 2000. Revenue from our French operations represented 77% of our total revenue for the three month period ended September 30, 2001. We experienced steady growth in revenue from retail customers in the nine French cities in which our MANs operate and our overall connected customer base in France as of September 30, 2001 grew to 835 customers including 49 customers from our Estel acquisition. The increase in our customer base and traffic resulted in a total of 765 million minutes of use carried over our networks in France in the third quarter of 2001. During the three months ended September 30, 2001, revenue from our IDC in Paris, our web hosting and other Internet-related services generated 3% of our revenue in France.

         In Germany, we had revenue of approximately (euro)5.3 million for the three month period ended September 30, 2001, compared to (euro)0.5 million for the corresponding period in 2000. This revenue represented 20% of our total revenue for the three months ended September 30, 2001. As of September 30, 2001, we had over 185 connected customers in Germany and carried over 74 million minutes of use in Germany during the third quarter of 2001. Additionally, revenue from our IDCs in Berlin and Munich, our web hosting and other Internet-related services cumulatively generated 6% of our revenue in Germany for the quarter ended September 30, 2001. As previously discussed, we are in the process of restructuring our German operations.

         In the United Kingdom, we had revenue of approximately (euro)0.7 million for the three months ended September 30, 2001, compared to approximately (euro)1.7 million for the corresponding period in 2000. Revenue derived from our IDC in London, our web hosting, Internet access and other Internet-related services, represented 100% of revenue in the United Kingdom for the three months ended September 30, 2001. Our operations in the United Kingdom also generated revenue from miscellaneous dial-up services, which totaled (euro)0.6 million in the three months period ended September 30, 2000. These services were no longer offered in the third quarter of 2001. During the current year, we have re-directed our sales efforts towards the growth of our web hosting and Internet access services, while de-emphasizing miscellaneous consulting services.

         Retail services revenue is anticipated to increase in future periods. However, the present lack of demand visibility and continuing commercial risks on the carrier and ISP dial up markets lead us to forecast flat or slightly lower fourth quarter revenues for these two segments. We expect that the current environment will continue until at least the second half of 2002. We are currently evaluating these trends and their expected impact on our financial condition and results of operations for the year 2002. We expect to complete our evaluation prior to the end of the fourth quarter of 2001.

OPERATING EXPENSES

NETWORK COSTS

         Our network costs for the three months ended September 30, 2001 increased to approximately (euro)23.5 million from (euro)10.0 million for the corresponding period the previous year. For the nine months ended September 30, 2001, network costs totaled (euro)63.5 million, compared to (euro)18.5 million for the corresponding period in 2000. These increases resulted primarily from the continued deployment of our networks in France and Germany and the associated costs of establishing interconnection and leasing arrangements. The increase also resulted from increased customer traffic, which resulted in higher interconnection payments to the incumbent telecommunications operators.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         For the three months ended September 30, 2001, selling, general and administrative expenses totaled approximately (euro)26.2 million, compared to approximately (euro)21.0 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, selling, general and administrative expenses totaled (euro)74.9 million, compared to (euro)51.4 million for the corresponding period in 2000. These increases primarily resulted from the growth in the number of personnel and the expenses related to wages and salaries. The increase also resulted from administrative and start-up costs associated with the launches of our IDC facilities. We expect our selling, general and administrative charges to decrease, as a portion of our total revenue, over the remainder of the year as our restructuring and other cost saving measures take effect.

ALLOCATED SELLING, GENERAL AND ADMINISTRATIVE COSTS FROM AFFILIATE

         For the three months ended September 30, 2001, we recorded approximately (euro)0.8 million of allocated selling, general and administrative costs from affiliates, compared with approximately (euro)3.9 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, allocated selling, general and administrative costs from affiliate totaled
(euro)4.5 million, compared to (euro)10.0 million for the corresponding period in 2000. These decreases were primarily a result of decreased personnel, legal and accounting costs allocated from CableTel Management, Inc. We expect these costs to continue to decrease in the fourth quarter of 2001.

NON-CASH COMPENSATION CHARGES

         We incurred stock-based compensation expense of approximately (euro)1.7 million under our fixed stock option plan for the three months ended September 30, 2001. This amount was based on deferred compensation at the date of grant totaling approximately (euro)25.1 million. Additionally, we recorded a compensation credit of approximately (euro)4.5 million, based on the closing price per share on September 30, 2001 related to our performance vesting shares. The non-cash compensation charges are attributable to employees whose salary and benefits are otherwise classified within selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased to approximately (euro)14.2 million for the three months ended September 30, 2001, from approximately
(euro)6.8 million for the corresponding period in 2000. For the nine months ended September 30, 2001, depreciation and amortization totaled (euro)36.3 million, compared to (euro)14.0 million for the corresponding period in 2000. The majority of these increases resulted from the build-out of our MANs throughout France and Germany.

RESTRUCTURING AND OTHER CHARGES

         In the second and third quarters of 2001, we recorded restructuring and other charges totaling approximately (euro)3.7 million and (euro)2.7 million, respectively, relating primarily to reductions in the size of our workforce and termination of facilities leases. The restructuring charge recorded in the third quarter of 2001 includes (euro)1.8 million expenses relating to the repayment by us of certain employee loans which were guaranteed by us. As a result of the announced restructuring of our operations in Germany, we expect to record a fourth quarter restructuring charge totaling (euro)13 million to (euro)15 million. A majority of these charges will be in cash, relating to reductions in the number of our employees, terminations of facilities leases and other leases.

OTHER INCOME AND EXPENSE

         We recorded interest income of approximately (euro)2.4 million during the three months ended September 30, 2001, compared to (euro)7.4 million for the corresponding period in 2000. For the nine months ended September 30, 2000, interest income totaled approximately (euro)11.4 million, compared to (euro)17.0 million for the corresponding period in 2000. The decreases in the three and nine month periods in 2001 compared to the corresponding periods in 2000 are the result of decreasing available IPO and senior note proceeds to invest.

         We incurred interest expense, net of approximately (euro)4.0 million of capitalized interest expense, of approximately (euro)7.5 million during the three months ended September 30, 2001. For the three months ended September 30, 2000, interest expense totaled approximately (euro)3.9 million, net of capitalized interest expense of approximately (euro)1.9 million. For the nine month period ended September 30, 2001, we recorded interest expense, net of (euro)11.7 million of capitalized interest expense, of (euro)22.8 million. For the corresponding period in 2000, we recorded interest expense, net of (euro)5.8 million of capitalized interest, of (euro)16.4 million. The interest expense recorded reflects interest on our senior notes due 2010, the accretion of our senior discount notes due 2009 and the amortization of deferred financing costs. For the three months ended September 30, 2001 and 2000, accretion on our senior discount notes due 2009 totaled (euro)3.6 million and (euro)2.9 million, respectively. For the nine months ended September 30, 2001 and 2000, this accretion totaled (euro)10.0 million and
(euro)8.5 million, respectively.

FOREIGN EXCHANGE GAIN ( LOSS) AND OTHER EXPENSE

         For the three months ended September 30, 2001, we recorded a foreign exchange gain of (euro)4.8 million, which was partially offset by other expense, resulting in net foreign exchange gain and other expense of
(euro)2.6 million, compared to a (euro)6.2 million foreign exchange loss and other expense in the three months ended September 30, 2000. For the nine month periods ended September 30, 2001 and 2000, we recorded foreign exchange loss and other expenses of (euro)8.0 million and (euro)24.6 million, respectively. The losses in the three and nine month periods in 2000 are attributable primarily to our requirement to invest in U.S. treasury bills, pending receipt of an exemption from regulations under the Investment Company Act of 1940. The gain in the quarter ended September 30, 2001, resulted primarily from a (euro)4.8 million unrealized foreign exchange gain related to our U.S. dollar denominated senior discount notes.

ADJUSTED EBITDA

         Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of measuring the performance of a company. We consider an adjusted measure we refer to as "Adjusted EBITDA," to be a helpful performance measure of our business. In calculating Adjusted EBITDA, we also exclude non-cash compensation charges and foreign exchange loss and other expenses, including restructuring and other charges. For the three months ended September 30, 2001 and 2000, these charges and expenses totaled a credit of (euro)2.8 million and a charge of (euro)2.6 million, respectively. We had Adjusted EBITDA losses of approximately (euro)24.7 million and (euro)25.9 million for the quarters ended September 30, 2001 and 2000, respectively. We expect to continue to experience operating losses and negative Adjusted EBITDA as a result of our development and market expansion activities.

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

    The following table summarizes our Adjusted EBITDA calculation for the periods indicated (amounts in thousands).

                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30,                     September 30,
                                                                2001             2000            2001             2000
                                                            -------------   -------------   -------------    -------------
Net Loss.............................................       (euro)(25,202)  (euro)(35,915) (euro)(116,324)  (euro)(161,196)
Interest expense (net of interest income)............               5,028             495          11,427             (552)
Income taxes.........................................                  --              --              --               --
Depreciation and amortization........................              14,210           6,838          36,257           14,015
Non-cash compensation charges........................              (2,771)         (3,546)         (2,769)          60,683
Foreign exchange loss and other expense..............              (2,641)          6,189           8,031           24,640
Restructuring and other charges......................               2,660              --           6,393               --
Gain on early extinguishment of debt.................             (16,009)             --         (16,009)          (1,053)
                                                            -------------   -------------   -------------    -------------
Adjusted EBITDA......................................       (euro)(24,725)  (euro)(25,939)  (euro)(72,994)   (euro)(63,463)
                                                            =============   =============   =============    =============

EXTRAORDINARY ITEM

         We reported extraordinary items totaling (euro)16.0 million for the three and nine month periods ended September 30, 2001. As a result of our September 2001 repurchase of (euro)30.0 million face amount of our 14% Senior Notes due 2010, we recorded a gain on early extinguishment of debt totaling
(euro)20.6 million. This gain was partially offset by the pro-rata write-off of deferred financing costs related to the Senior Note repurchase and the write-off of remaining deferred financing costs related to our credit facility which we terminated this quarter.

NET LOSS

         Our net loss for the three months ended September 30, 2001 was(euro)25.2 million, compared to a net loss of approximately(euro)35.9 million for the three months ended September 30, 2000. This change resulted primarily from the extraordinary gain recognized on our Senior Note repurchase. For the nine months ended September 30, 2001, our net loss was(euro)116.3 million, compared to a net loss of(euro)161.2 million for the corresponding period in 2000. This change resulted primarily from a decrease in non-cash compensation charges.

STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES

         During the nine months ended September 30, 2001, we used approximately
(euro)62.9 million in operating activities, an (euro)11.8 million increase from the approximately (euro)51.1 million used in operating activities for the corresponding period in the prior year. This increase in cash used for operating activities was primarily related to the significant growth of our customer base and the improvement of operating costs as a percentage of revenue as our business matures.

CASH FLOWS FROM INVESTING ACTIVITIES

         Our cash flow from investing activities was a use of approximately
(euro)162.7 million for the nine months ended September 30, 2001, compared to a use of approximately (euro)199.0 million for the corresponding period in the prior year. The decrease was primarily due to prior year senior note proceeds being placed in escrow.

CASH FLOWS FROM FINANCING ACTIVITIES

         We used approximately (euro)12.0 million of cash for financing activities during the nine months ended September 30, 2001, compared to
(euro)681.1 million of cash flows provided by financing activities for the corresponding period in 2000. The change was due primarily to the net proceeds from our IPO being reflected in the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The telecommunications business is capital intensive. We have needed and will continue to need large amounts of capital to fund capital expenditures, working capital, debt service and operating losses. As of September 30, 2001, we had (euro)126.2 million of unrestricted cash and cash equivalents, and
(euro)49.0 million of restricted investments.

         Since January 1998, CompleTel LLC has received (euro)114.3 million in private equity contributions, of which (euro)63.0 million was contributed to our French operating subsidiary, (euro)42.3 million was contributed to our German operating subsidiary, (euro)2.3 million was contributed to us, and the remainder was retained by CompleTel LLC for start up expenditures incurred on our behalf.

         In February 1999, we and CompleTel Holdings LLC completed a units offering consisting of 14% senior discount notes due 2009 and class B interests in CompleTel Holdings LLC resulting in gross proceeds in respect of the units of approximately (euro)67.1 million, of which (euro)63.1 million was allocated to the 14% senior discount notes due 2009, which represents a substantial discount from the (euro)131.9 million aggregate stated principal amount at maturity of the notes. The remaining (euro)4.0 million was allocated to the class B interests of CompleTel Holdings LLC. Cash interest will not accrue on the 14% senior discount notes due 2009 prior to February 15, 2004. Commencing February 15, 2004, cash interest on the notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. The notes mature on February 16, 2009. In April 2000, (euro) 27.6 million principal amount at maturity were repurchased for (euro) 14.9 million.

         In January 2000, we executed a (euro)265 million senior secured credit facility. We never drew on this facility and in August 2001 we terminated the credit facility in order to eliminate the expense of the ongoing facility commitment fees. Presently, we are evaluating various financing options through a variety of sources in order to strengthen our balance sheet and hope to accomplish alternative financing in the next term. We may however, be unsuccessful in this effort due to adverse market conditions generally for companies like ours.

         In March 2000, we completed an initial public offering of ordinary shares. We issued 31,280,000 ordinary shares in exchange for gross proceeds of approximately (euro)547.4 million, based on the (euro) public offering price of
(euro)17.50 per share. A portion of the IPO shares, 8,343,931, were offered in the United States at a public offering price of U.S.$17.09 per share. After giving effect to the translation of U.S. dollars received for shares offered in the United States, gross proceeds translated into (euro) totaled approximately
(euro)551.4 million. We are using the proceeds: to develop further fiber optic networks in our target markets in France and Germany; to fund the build-out of our IDCs and the expansion of our Internet-related services; to develop complementary local access systems; to fund net operating losses and for general corporate purposes.

         In April 2000, we completed an offering of an aggregate (euro)200 million 14% senior notes due 2010. A portion of the proceeds were used to repurchase U.S.$27.0 million ((euro)27.6 million) principal amount at maturity of our existing 14% senior discount notes due 2009. We lent approximately
(euro)78.0 million of the net proceeds to a wholly-owned subsidiary which used the funds to invest in a portfolio of securities which is pledged as security for the 14% senior notes due 2010. We are using the proceeds of these pledged securities to make the first six interest payments on the 14% senior notes due 2010.

         During the quarter ended September 30, 2001, as part of our effort to improve our financial position, we repurchased (euro)30.0 million principal amount of our senior notes for a total purchase price of (euro)11.3 million. In October

2001, we repurchased an additional (euro)5.0 million principal amount of senior notes for (euro)1.9 million. We concluded the purchase of these bonds in the open market. Depending upon market conditions and other factors, we may consider repurchasing additional bonds in the future.

         We believe that under certain market growth scenarios in which weak demand for wholesale carrier and ISP services continues or deepens, we may require additional financing in excess of our invested capital and current borrowings in the range of (euro)60 million to (euro)90 million sometime during the second half of 2002.

CAPITAL EXPENDITURES

         We made capital expenditures of approximately (euro)29.9 million the three months ended September 30, 2001 and approximately (euro)140.0 million for the nine months ended September 30, 2001. These capital expenditures were for property and equipment necessary to deploy networks in our initial markets and connect customers to our MANs, and include capitalized interest of (euro)4.0 million and (euro)11.7 million for the three and nine month periods, respectively.

         We currently estimate that we will make aggregate capital expenditures of approximately (euro)45 million to (euro)55 million for the year ending December 31, 2002. The actual amount and timing of our future capital requirements may differ materially from our current estimates, and additional financing may be required in the event of departures from our current business plans and projections, including those caused by unforeseen delays, cost overruns, engineering design changes, demand for our services that varies from our expectations, adverse regulatory, technological or competitive developments, difficulties, delays in obtaining necessary rights-of-way, or major changes in market conditions.

         We may also require additional capital, or require financing sooner than anticipated, if we alter the schedule or target markets of our roll-out plan in response to regulatory, technological or competitive developments (including additional market developments and new opportunities within and outside of our target markets), as well as opportunities to refund or retire our existing indebtedness. We intend to evaluate potential joint ventures, strategic alliances, acquisition and disposition opportunities on an ongoing basis as they arise, and we may require additional financing if we elect to pursue any such opportunities. The company is considering various funding options which may include bank borrowings, private or public sale of debt securities and/or may engage in private or public equity offerings of its ordinary shares.

(euro) CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the (euro). The participating countries adopted the
(euro) as their common local currency on that day. The (euro) trades on currency exchanges and is available for non-cash transactions during the transition period between January 1, 1999 and January 1, 2002. During this transition period, the existing currencies are scheduled to remain legal tender in the participating countries as denominations of the (euro) and public and private parties may pay for goods and services using either the (euro) or the participating countries existing currencies.

         During the transition period, within our French and German operating subsidiaries who have adopted the (euro), our billing systems will include amounts in (euro) as well as the respective country's existing currency. We do not expect the introduction of the (euro) to materially affect our operations.

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

IMPACT OF FOREIGN CURRENCY RATE CHANGES

         Our revenue, costs, assets and liabilities are, for the most part, denominated in (euro)s, which is our functional currency, effective January 1, 2000. Therefore, we are exposed to changes in currency exchange rates due to our U.S. dollar denominated debt and investments. The senior discount notes which we issued in February 1999 expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in dollars, and a substantial portion of our future cash flows used to service these payments will be denominated in (euro)s. While we intend to take steps to minimize exchange rate risks, we cannot assure you that we will not be materially adversely affected by variations in currency exchange rates.

         Our operating subsidiaries' monetary assets and liabilities are subject to foreign currency exchange risk if purchases of network equipment and services are denominated in currencies other than the subsidiary's own functional currency. However, the majority of such purchases to date have been based on each subsidiary's functional currency.

         The spot rates for the (euro) are shown below expressed in dollar per one euro.
         December 31, 1998                                      U.S.$1.181(1)
         December 31, 1999                                        U.S.$1.007
         December 31, 2000                                        U.S.$0.942
         September 30, 2001                                       U.S.$0.910

----------
(1)      Based on the exchange rate as of January 4, 1999, the date on which the
(euro) noon buying rate was first quoted.

         We are managing exchange rate risk by incurring financing liabilities denominated in the currency of the country of operations.

PART II           OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On October 27, 2001 CompleTel SAS, our French subsidiary agreed to settle a dispute with TKT and Cabelte in connection with fiber optic cables supplied to us by TKT and Cabelte pursuant to a purchase agreement dated October 16, 2000. The original purchase agreement provided for the supply of 250 kilometers of fiber optic cable to Completel SAS for an aggregate price of $4.8 million. Under the terms of the settlement, CompleTel SAS has agreed to accept the delivery of only 175 kilometers for an aggregate price of $1.8 million. In addition, Completel has agreed to pay storage costs (approximately $190,000) for certain spools of cable that were held in a French customs warehouse until the settlement of the dispute. Under the settlement, Completel SAS's remaining obligations under the October 16, 2000 agreement have been cancelled.

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

ITEM 5. OTHER INFORMATION

        SHORTFALLS ON EMPLOYEE LOANS TO PURCHASE OUR SHARES

         In March 2000, a limited number of our employees obtained interest bearing loans in an approximate aggregate principal amount of (euro)2 million from a commercial bank to purchase shares in our initial public offering. The shares purchased by these employees were pledged to the bank as a security for the repayment of the loans. In connection with these loans, we have entered into certain arrangements with these employees and the lending bank, including indemnity letters under which we agreed to pay the lending bank the amount of any shortfalls from the amount payable on these loans (including interest), that is, the difference between the amount due for repayment and the proceeds of the sale of the pledged shares. In accordance with their terms, the loans matured in September 2001. In August 2001, the employees decided to prepay the loans prior to the maturity date. On August 16, 2001 the commercial bank sold the 111,827 shares pledged to it by the employees and used the proceeds from such sale to reimburse the amount of the loans. CompleTel Europe N.V. paid to the lending bank the amount of approximately (euro)1.8 million which represented the difference between the proceeds of the sale of the pledged sales and the amount due for repayment on the maturity of the loans.

         APPOINTMENT OF CHIEF FINANCIAL OFFICER

         Effective November 1, 2001, Mr. J. Lyle Patrick was appointed as our Chief Financial Officer.

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

----------
(1) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4, file number 333-82305, filed with the Securities and Exchange Commission on July 2, 1999 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.


REPORTS ON FORM 8-K

         August 8, 2001, we filed a current report on Form 8-K, in which we announced our financial results for the six months ended June 30, 2001. No financial statements were filed with this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, CompleTel Europe N.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2001.

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

                                    By:   /s/ David Lacey
                                          ---------------------------
                                          Name:  David Lacey
                                          Title: Managing Director

                                    By:   /s/ John Hugo
                                          ---------------------------
                                          Name:  John Hugo
                                          Title: Chief Accounting Officer