Form 10-K
period 2001-12-31
COMPLE TEL EUROPE NV
filed 2002-04-01
CIK 1089558

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                -----------

                                 FORM 10-K
                                -----------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the year ended December 31, 2001

                                     or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______to ______

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

          ORDINARY SHARES, ((euro)) 0.10 NOMINAL VALUE, QUOTED ON
                        THE NASDAQ NATIONAL MARKET,
                         TRADED ON THE PARIS BOURSE
                                -----------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Based on the average of the bid and asked price on the Nasdaq National Market on March 1, 2002 of U.S.$0.79, the aggregate market value of the Registrant's voting stock held by non-affiliates on such date was approximately U.S.$54,727,400. For purposes of this disclosure, ordinary shares held by directors and certain executive officers and by each person who owns or may be deemed to own 5% or more of our outstanding share capital have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the Registrant's common stock as of March 1, 2002 was 160,555,222 ordinary shares.




                             TABLE OF CONTENTS

                                   PART I
                                                                                                                                Page
 Item 1.       Business.............................................................................................       1
 Item 2.       Properties...........................................................................................
 Item 3.       Legal Proceedings....................................................................................
 Item 4.       Submission of Matters to a Vote of Security Holders..................................................

                                                                  PART II
 Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters................................
 Item 6.       Selected Financial Data..............................................................................
 Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations................
 Item 7a.      Quantitative and Qualitative Disclosure about Market Risk............................................
 Item 8.       Financial Statements and Supplementary Data..........................................................
 Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................

                                  PART III
 Item 10.      Directors and Executive Officers of the Registrant...................................................
 Item 11.      Executive Compensation...............................................................................
 Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................................
 Item 13.      Certain Relationships and Related Transactions.......................................................

                                                                  PART IV
 Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................





                                   PART I

Item 1. Business

Forward Looking Statements

         All assumptions, expectations and forecasts contained in the following discussion regarding our future business plans and products and services, financial results, performance, and the telecommunications industry and operating environment and future events are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual outcomes may differ materially because of a number of risks and uncertainties, including these described under the caption "Risk Factors." The forward-looking statements contained herein represent a good-faith assessment of our future performance for which we believe there is a reasonable basis. The forward-looking statements are generally identified by the use of forward-looking words such as "plan," estimate," believe," "expect," "will," "should" and "may" and variations of these terms, or by a discussion of strategy that involves risks and uncertainties. We disclaim any obligation to update forward-looking statements contained herein, except as may be required by law.

         All statements made herein are accurate only as of the date of filing this Form 10-K with the Securities and Exchange Commission and may be relied upon only as of that date. Unless otherwise indicated, all share numbers reflect the five-for-one stock split we effected on February 25, 2000.

Overview

         We are a facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure. We provide telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas, with a focus on network deployment in France and, to a lesser extent, in Germany. We deliver these services primarily to connected, on-net customers over our fiber optic metropolitan area networks, or MANs.

The construction of our MANs was completed during the last quarter of 2001. We are now focusing our effort on expanding our customer base in our MANs in France. These are located in nine French cities: Paris, Lyon, Marseille, Lille, Grenoble, Toulouse, Nice, Nantes and Strasbourg, We also have MANs in four cities in Germany: Munich, Nuremberg, Berlin and Essen-Dortmund. Our MANs are connected nationally and internationally by our leased inter-city network.

         As of December 31, 2001, we had a total base of 1,170 connected customers, compared to 654 connected customers as of December 31, 2000. Our consolidated revenue for the year ended December 31, 2001 totaled
(euro)97.9 million, an increase of approximately 210% over consolidated revenue of (euro)31.5 million for the year ended December 31, 2000.

         We are experiencing growth in our core retail activity in France, and believe that this trend will continue. However, during 2001 and the beginning of 2002 we observed signs of general weakness in the European markets for carrier, dial-up Internet access and Internet data center services. In light of these adverse market conditions, we have implemented reorganization and restructuring measures to adjust our operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, we have implemented a major downsizing of our German operations in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). We continue to examine the structure and prospects of our German operations with a view to eliminating unnecessary costs and cash flow requirements. In addition, we face a significant downturn in the web hosting market, linked to the collapse of the ".com" market and installed hosting overcapacity in Europe. We have decided to respond to this downturn by scaling down the Internet data centers operations we have launched in France, Germany and the United Kingdom. In France and Germany, we intend to integrate these activities with our retail businesses. In the United Kingdom, we plan to exit the market and are currently evaluating various options to execute our plan.

Facilities-based competitive local access provider

         On-net customer-driven network

         Overview

         We focus on providing on-net local access telecommunications services to an underserved customer base. We believe our on-net strategy offers substantial long-term benefits over carriers with limited or no local loop infrastructure, such as:

         o substantially increased product offerings made possible by direct fiber connection;

         o        higher revenue per customer;

         o lower interconnection costs and improved operating margins; and

         o        increased loyalty of customers and reduced churn.

         Our integrated network architecture includes voice switches, data switches and routers, synchronous digital hierarchy (SDH) and dense wavelength division multiplexing (DWDM) systems, customer premise equipment and metropolitan area network fiber rings. Our integrated network supports both local and long-distance voice products and services, as well as high-speed data and Internet services. We believe our networks offer greater capacity, lower operating costs and higher service reliability than those of the incumbent carriers in the areas we serve. The integrated design of our networks significantly reduces our cost of providing a bundled service offering.

         To deliver high-quality, reliable telecommunications services, we employ a technologically advanced, uniform, high-capacity, protocol-transparent technology platform. Our platform encompasses digital telephone switches, data switches and Internet protocol, as well as SDH and DWDM transmission technology compliant with European telecommunications standards. It employs centralized network management and monitoring centers designed to accommodate anticipated future technology upgrades.

         Customers and route design

         The design of our networks is based on the location and requirements of our target customer segments. We have targeted those high density business areas where customers purchase their telecommunications services principally from the incumbent operators or from resellers, because we believe these areas currently are underserved by other local carriers.

         Network design principles

         Our network design enables us to provide high-capacity transmission services to our customers, while providing substantial potential for expansion of existing service offerings and adoption of new offerings in a cost-effective manner. Our networks are capable of efficiently supporting a wide mix of telecommunications traffic and protocols, including telephony, data, high speed Ethernet, digital videoconferencing, virtual private networks (VPNs), private lines and Internet. Our network design is based on the following principles:

         o Scalability. We can expand both transmission capacity, switching capacity and routing capacity rapidly and cost-effectively as traffic volume and capacity demands increase. We installed duct systems typically with the capacity to hold six ducts, to ensure we would have sufficient capacity for our future growth. Each duct is capable of holding between one and three cables, and each cable is capable of holding between 144 and 288 fibers. We currently use either one or two ducts, each containing at least one cable, depending on the level of network security required. The remaining ducts can accommodate additional capacity for our use, or can be sold to or swapped with other telecommunications service providers. As we installed our duct system, we also installed the access duct to the points of entry of buildings immediately adjacent to the network route to expedite the connection of new customers.

         o Opportunity-based deployment schedule. We designed and deployed our networks with the goal of maximizing potential revenue generation while minimizing our build-out costs.

         o Service reliability. Our networks provide redundancy at multiple levels. The ring structure is designed to provide dual direction routing capability that allows a connection to be completed in the event of network failure. Our MANs use European standards-based SDH transmission technology and Ethernet protocol to transport information along our fiber optic backbone. Our SDH systems are based on self-healing concentric rings, a technology that routes traffic through an alternative path in the event there is a point of failure. This design results in a reliable network which is less susceptible to disruptions in the event of breakage at one point. Additionally, our external carrier interconnections and Internet transit have alternative routing capability that should assure access to alternative carriers and to the Internet. Finally, we chose vendors that we believe provide reliable and quality equipment, such as Nortel Networks, Siemens, Ciena, Cisco Systems Systems and Riverstone Networks.

         o Use of multiple local access and transmission technologies. We employ a variety of access and transmission technologies, including , SDH, DWDM, packet data or Internet protocol routing, Ethernet and Gigabit Ethernet. We believe they allow us to (1) meet customers' changing communications requirements; (2) pursue a flexible approach to network coverage expansion; and (3) respond to a wide range of integration requirements among different customer segments. The link between our network and the customer is typically fiber, but may also be copper or wireless transmission. On a limited, case by case, basis, we extend the reach and efficiency of our core network rings through alternative methods, such as leased fiber or point-to-point wireless and digital subscriber line (DSL) connections.

         o Protocol transparent. We use transmission equipment that we believe should allow us to converge circuit-switched and data networks. As these networks effectively merge, traffic can move more economically over data networks, resulting in simplified network management. We are continually reviewing our designs to ensure flexibility and rapid evolution, as we believe that over time, voice, data, video, Internet, intranets and extranets will interconnect with our network platform.

         Network infrastructure

         The core of our network is the fiber loops that we built or leased in selected areas. Metropolitan area networks, or MANs, comprise single or several fiber optic rings that allow customers direct connection within a city or metropolitan area to our network. We have constructed MANs that have route diversity and a self-healing architecture, allowing re-routing of traffic in case of a network outage and enabling us to provide high levels of service reliability.

         During 2001, we completed the construction of our MANs in 13 cities in France and Germany. As of December 31, 2001, we had deployed over 2,389 route kilometers of fiber in our MANs, substantially all of which consists of fiber owned by us. In addition, we lease a total of approximately 778 route kilometers for our leased inter-city network, which connects our MANs nationally and internationally. Having completed the expansion of our network in accordance with our current business plan, we intend to concentrate on network development to connect new customers to our existing MANs.

         Network construction and installation

         Our local access networks consist of fiber deployed in existing ducts, as well as newly constructed ducts for the extension of our network to the customer's site, commonly known as the "the last drop". We have installed our fiber optic cables in conduits we either own or lease from third parties. In isolated instances, however, in order to achieve maximum speed to market, we lease fiber trunking capacity from third parties. We also lease conduit and pole space from utilities, carriers, local governments and transit authorities. These arrangements are generally for multi-year terms with renewal options.

         Network components

         Switch Centers. We have constructed switching centers in each of our markets. Our switching centers are purchased or leased facilities and are typically sized between 600 square meters and 4,000 square meters. Our switching centers are environmentally controlled, secure sites, featuring back-up AC/DC power, emergency back-up battery and power generator, ventilation and air-conditioning systems, redundant communication facilities, fire suppression and dual direct connection to our high-speed fiber optic city MAN backbone. In addition, at some of our switch sites, we have made specific accommodations for the provision of co-location services. Each switch center hosts a class-5 voice switch from either Nortel Networks or Siemens and a backbone IP Router from Cisco Systems.

         Hubs and distribution nodes (DNs). Hubs and Distribution nodes are located in leased or purchased facilities. They house electronic equipment that provides the ability to add and remove voice and data traffic from the fiber backbone destined to a customer or an interconnection point. These Hubs and DNs are secured, environmentally-controlled, and continuously monitored stand-alone facilities.

         Network operation centers. We have established network operating centers in a Paris suburb and in Essen-Dortmund, allowing centralized and integrated management of all the equipment deployed in our MANs. These centers continuously monitor performance of the various pieces of transmission, and switching and routing equipment, operating systems, performance of customer transmission paths and circuits and customer premises equipment in each of the MANs.

         Third-party agreements supporting our network

         Leased inter-city network. Our leased inter-city network connects our MANs nationally and internationally. As of December 31, 2001, our leased inter-city networks totaled 778 route kilometers. We lease (a) from Global Crossing, a network loop linking our MANs in Berlin, Essen-Dortmund, Munich and Nuremberg with Frankfurt, the location of our connection between our German and French inter-city networks, (b) from Lambdanet, a network loop linking our MANs in Paris, Strasbourg and Lille with the connection point in Frankfurt (c) from Telia, a network loop linking our MANs in Paris, Lyon, Toulouse and Nantes and (d) fiber optic capacity connecting our MANs in Paris, Lyon, Marseille, Lille, Grenoble, Toulouse, Nice, Strasbourg and Nantes.

         Interconnection and service agreements. We have several interconnection or service agreements with a range of other operators for transmission of traffic outside the reach of our local loops. We have entered into principal national interconnection agreements with the incumbent and dominant mobile operators in France and Germany; that is, France Telecom and its affiliate Orange, SFR and Deutsche Telekom. We also have entered into agreements with other national and international carriers, such as WorldCom, Inc., Telecom Developpement, Swisscom, Jazztel, Versatel and Song Networks. We have developed additional physical interconnections with the incumbent public operators, at both their tandem switching centers and the end office/serving wire centers, in each of our markets. In addition, our networks have multiple interconnections with some of the major switching centers of France Telecom and Deutsche Telekom.

         Access agreements and rights of way. Our MANs were constructed primarily by digging trenches along rights-of-way obtained from local authorities. Where necessary or economically preferable to digging trenches, we secured alternative rights-of-way from highway commissions, utilities, political subdivisions, subway operators, sewer operators and others. For example, in Paris, we received approval from the city authorities to lay our fiber in the underground sewer system. This agreement enabled us to lay our fiber in a cost-effective manner, because it entailed minimal excavation of city streets as the sewer system's conduits connect to nearly all buildings in Paris.

         Building entry license agreements. Before providing services to customers, we must obtain permission from the property owner. We have adopted a collaborative approach with property developers and owners. Generally, developers and owners are willing to provide access to their buildings since we are providing enhanced services to the building. Our agreements typically contain a provision for access by our network to a specified point inside the building, with a renewable right of access regarding inside wiring to the premises of our clients. Access is usually granted on a non-exclusive basis.

         Technology supplier relationships. We entered into an agreement with Nortel Networks to supply us with equipment, including SDH, voice and data switching, internet routers, customer premise equipment, engineering services, network operations center management, inventory management, equipment installation and first, second and third level maintenance during the initial start up phase of each market. We selected Nortel Networks to provide the core components of our MANs. We also purchased voice switching equipment from both Siemens and Nortel Networks. We have sourced network equipment from other suppliers, including SDH from Siemens, routers from Cisco Systems, DWDM system equipment from Ciena and Ethernet switches from Riverstone Networks.

         Alternative access and transmission technologies. Although we provide our services primarily over our own fiber optic network, we occasionally use alternative access technologies to allow us to provide services to those customers who we may not be able to serve on-net. For example, we use leased lines from France Telecom and DSL. This complementary strategy provides us with rapid access to buildings and allows us to gain market penetration and take advantage of market opportunities.

         High-capacity telecommunications services

         We currently offer a broad range of telecommunications services, including a number of value-added services.

         Voice services

         Current voice services. Through our direct connections to customers, we offer switched voice services, covering inbound and outbound calls (including local, national, international and mobile) allowing customers to dispense with the incumbent operator for all their voice services. We also provide voice services to off-net sites of on-net customers, allowing them to access our long-distance services using pre-selection. The inbound voice services we currently offer also include number portability, allowing customers to retain their number from the incumbent operators. In addition, we deliver voice value-added services, such as free phone services and premium-rate services (known as "800 numbers" in France and "900 numbers" in the United States).

         Planned voice services. In phase with the recent regulatory opening of the French market for higher rate premium-rate services, we are currently extending our voice services portfolio in France to include such services, which, until recently, we offered only in Germany. We also plan to include audio conference services in our portfolio of services.

         Data and Internet services

         Our MANs allow customers to access our high-capacity technology to transport their data and Internet traffic efficiently and flexibly.

         Current data and Internet services.  We offer:

         o Point-to-point bandwidth between two customer sites, allowing customers to operate their own private network for data and/or intra-company communications. Point-to-point bandwidth is provided either within one metropolitan area (intra-city) or between two different metropolitan areas (inter-city). Capacity ranges from 2 Mega bit per second to 2 Giga bit per second.

         o LAN to LAN interconnection between 2 or more customer sites, allowing customer's Local Area Networks to operate as if they were located within the same building. Our fiber optic customer access and other advanced technologies significantly differentiate our LAN to LAN service from many competing services because of the intra-city and inter-city geographic availability that they provide, as well as the transparency, flexibility and high capacity that it offers. Capacity ranges from 10 Mega bit per second to 1 Giga bit per second, available through standard Ethernet LAN interfaces.

         o Connectivity to the Internet, allowing customers' employees to have access to the Internet and/or to have customer's web sites and IP applications located on customer sites accessed from the Internet. We provide all our customers overcapacity that can be used in part instantly and can be upgraded smoothly in phase with customer's increased capacity requirements. Optional complementary services to basic connectivity are often chosen by our customers, including standard or advanced e-mail managed services.

         o Internet hosting and managed services, allowing customers who want to outsource part or all of their internet based IT systems to benefit from a reliable system environment, from flexible and very high connectivity and from tailored managed services. Our Internet and data centers, or IDCs, have been designed and are operated in order to provide a secure and controlled environment as well as high capacities to the Internet as well to our data network. Tailored managed services include support for hardware or operating system maintenance, security services such as firewall and security tests and application based services such as extranet/intranet and back-up.

         Planned data and Internet services. We plan to launch IP Virtual Private Network services that will allow our customers to connect all their sites and employees who are on the move to their IT system through our IP platforms and network, as if they were using their own private network. We plan to enhance our LAN to LAN service by adding more classes of services, providing customers with a network tailored to the specific quality requirements of their applications. We plan to package some of the managed services we currently supply on a tailored base, such as security services, and offer such packages as optional add-on services to our data and Internet customer base.

         Carrier and call termination or collect services

         We provide carriers with high and very high capacity metropolitan links that allow them to connect their Points of Presence, or to connect their Points of Presence to other carriers or to their customers. We also provide carriers with call termination services on a wholesale basis, allowing them to benefit from lower costs for call termination. We provide major Internet access providers with call collect on a wholesale basis, offering dial-up access to their Internet hub for their retail mass market or professional customers.

Customers

         Telecommunications services

         We serve three principal groups of telecommunications customers:

         o        Business, government and institutional end-users.
                  Businesses with a minimum of 30 employees, with a focus on medium and large businesses, governmental entities and institutions such as hospitals and educational establishments;

         o Internet service providers. Major mass market Internet access providers and other Internet-related companies, such as web agencies and application service providers;

         o Carriers. Long-distance, international carriers, resellers and alternative access providers.

         Business, government and institutional end-users

         Initially, we primarily targeted small-sized and medium-sized businesses, because we believed that these companies would have greater flexibility to change to a new service provider and would make decisions faster than large businesses. Subsequently, we have expanded our targeted customers to include larger customers, for example multi-nationals that often have service requirements in multiple locations. As of December 31, 2001, we had 1,170 connected business customers, including Aventis, EADS, EDF and Siemens.

         We also have identified local government authorities and other public institutions as important potential customers in view of their need to obtain advanced technology to link up their different geographic sites at competitive prices. Moreover, local municipalities, government agencies and other public institutions, such as hospitals, have a high degree of local calls and depend heavily on local networks to provide their services. Our government and public institutional customers include the French Senate, six French ministries, and universities and public hospitals in several of our markets.

         Internet service providers

         We target corporate customers that outsource their Internet related IT systems, as well as Internet service providers, including mass market Internet access providers, web agencies, and application and content service providers. We are developing suites of services to respond to such customers' specific needs, primarily in high-capacity access, co-location, dial-up collect calls and various tailored managed services. The Internet-related providers to whom we currently provide services include Tiscali, Noos and BackUp Avenue.

         Carriers

         We provide carriers with high and very high capacity metropolitan links, as well as call termination, call collect and dial-up services. Our carrier customers include KPNQwest, Riodata, Equant, Cable and Wireless and Worldcom.

Sales, marketing and distribution

         Customer acquisition and retention strategy

         As of December 31, 2001, we had a sales force of 185, including 143 based in our local markets in France and 36 based in our local markets in Germany. Tailored to our different target markets, our sales organization includes:

         o local sales teams located in each of our metropolitan areas of presence, each dedicated to a list of key accounts that are managed and served nationally;

         o sales teams dedicated to sales to the carriers and Internet access providers, respectively, in each geographic market; and

         o local specialized sales teams dedicated to our Internet hosting and managed services, which focus on Internet related companies and on corporate customers who have outsourcing needs.

         Marketing communications

         We believe that recognition of the CompleTel trade name is important to our success and that awareness of our brand is becoming an important tool. However, we believe that using mass-media to develop brand awareness is not cost-effective. Instead, we use a targeted marketing approach for on-net prospects within 500 meters of our network backbone, primarily driven by local PR events, telemarketing and newsletter activities. We supplement these targeted communications with periodic press communications and event marketing.

         Pricing and product portfolio strategy

         In addition to our high-capacity, quality-driven networks, we use our pricing structure to differentiate ourselves from the incumbent operators and to attract customers. We generally price our services to our customers at a discount to the local incumbent operator. We offer combined services discounts to encourage customers to purchase a portfolio of services in order to maximize usage and revenue per customer. The wholesale rates charged to other carriers and Internet-related providers are generally set at the market price of the leading facilities-based carriers, and we do not anticipate offering a major discount compared to any alternative carrier. On a promotional basis, we may provide discounted installation to facilitate customer migration from the incumbent carriers.

         Customer service

         Our goal is to maintain an advantage over our competitors in our target markets by providing superior customer service and care. We believe that providing a high level of customer service is a key element to establishing customer loyalty and attracting new customers. We have dedicated customer service representatives who initiate contact with our customers on a routine basis to ensure customer satisfaction. Shortly after we commenced commercial operations, we established a practice of engaging an external agency to periodically carry out customer satisfaction surveys. Results of these surveys have generally been positive.

         We also believe that technology plays an important role in customer satisfaction. Advanced technological equipment is crucial to enabling the provision of high quality service to our customers. We have installed sophisticated status-monitoring and diagnostic equipment at our network operations centers that allows us to identify and remedy network problems before they affect customers.

         Our customer care function includes:

         o on-line customer care personnel available 24 hours a day, seven days a week;

         o an integrated data base management system that allows immediate access to data concerning our customers, enabling us to quickly respond to customers' inquiries;

         o an integrated billing system that can be customized for all our services;

         o        access to technical support;

         o        escalation processes to deal with customer concerns;

         o personal relationships with customers based on local and dedicated customer care staff; and

         o local designated sales account executives and service managers to grow and support customer relationships.

         We provide customer care to our business end-user customers on a local rather than national basis, in order to develop customer relationships at the city level and develop responsibility and accountability at the local level. Our local customer care functions are supported by our centralized operations centers, including service provisioning, network supervision and after-hours customer care.

         Management information and billing systems

         Our information systems are managed by our information technology group based in Paris and supported by local representatives in charge of local network management and office systems management. The back office systems are centralized in our central data center located in Paris. We have selected our comprehensive management information system based on a scalable and highly flexible platform of off-the-shelf applications using technology proven in the European or U.S. market. We believe these systems allows us to coordinate smoothly and effectively our key business processes, including:

         o        geomarketing and sales force automation;

         o customer order management, service provisioning and activation;

         o        customer care and account management;

         o        network planning and design;

         o        customer rating, billing and collection;

         o        business financial systems; and

         o        network management and maintenance.

         The core of our management information system is based on applications supplied by (a) Kenan for retail billing, (b) Intec for wholesale billing, (c) Oracle for finance applications, (d) Metasolv for customer and operations support system, (e) TCSI and Siemens for mediation systems and (f) Nortel Networks, Siemens, Cisco Systems and Hewlett-Packard for network supervision. All the applications are operated from our central data center in Paris with localized interfaces, local language and business processes for each of our markets.

         The production platform to operate our systems is based on high-capacity, scalable and highly reliable servers and technologies for data storage, and a fully automated backup library, to ensure a complete secured solution.

         We have incorporated a data warehouse within our central data center in Paris. A data warehouse is a dedicated and integrated information system which permits storage and retrieval of data concerning customers' usage of our network. This data warehouse allows us to monitor usage on a daily basis by type of customer and detect changes in customer behavior and usage. With this information, we are better able to tailor our product and service offering to the particular requirements of each type of customer.

         Our billing system allows for integrated invoicing of all the products we currently offer. We offer customers different levels of detail on invoices depending on their specific requirements. All our information and billing applications are operated from our central data center in Paris with localized interfaces, local language and business processes for each market and country.

Competition

         Overview

         The ongoing liberalization of the European telecommunications market has coincided with technological innovation to create a fast changing and increasingly competitive market. It is characterized by dominant incumbent telecommunications operators as well as a number of new market entrants. We expect that we will need to compete effectively against a considerable number of telecommunications service providers and Internet operators in our targeted markets, even though some alternative carriers have exited the market during 2001.

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

         We compete primarily on the basis of:

         o        variety of services;

         o        network coverage;

         o        network quality and service reliability;

         o        price;

         o        customer service; and

         o        accurate and detailed billing.

         Incumbent telecommunications carriers

         We compete principally with incumbent public telecommunications operators, France Telecom and Deutsche Telekom, and to a lesser extent with other local or long distance carriers in our markets. Based on their historically exclusive market positions, incumbent public telecommunications operators generally have competitive advantages over new entrants including:

         o expansive financial, technical, management, marketing and other key human resources;

         o established relationships with local and national regulatory authorities;

         o        established local and long-distance distribution facilities;

         o        existing rights-of-way;

         o        control of or access to the majority of end-users; and

         o        control over local telecommunications connectivity.

         We expect that our principal competitors will continue to be the incumbent public telecommunications operators in each of our markets.

         Alternative telecommunications providers and IDC operators

         We also compete with a range of operators of fiber networks and, potentially, with wireless local loop and DSL operators. In France, our primary market, these operators include WorldCom (mostly in Paris, Lyon and Strasbourg), COLT (in Paris, Lyon and Marseille and to a lesser extent Cegetel (in a few areas mostly in Paris) and SIRIS (a member of the Deutsche Telekom group). We believe that we can effectively compete with these operators because of our networks' coverage and our local presence, and because most current competitors seeking to gain market share from France Telecom are focusing on long-distance service instead of local exchange service like us. Where competitive local exchange operators are present, they have concentrated their efforts on limited high-volume areas in and around Paris, such as the business district of La Defense.

         Wireless Local Loop (WLL) deployment has been very limited in both France and Germany. To date, we have not experienced significant competition from such operators. However, we expect that some WLL operators may ultimately compete with us in selected geographical areas for the low-end customer segment.

         Alternative DSL operators have not yet developed significant activity in France, principally due to the slow implementation of local loop unbundling. We anticipate that some DSL operators may ultimately deploy DSL-based services, potentially competing with our services for small customers with limited bandwidth requirements.

         Since we bundle our customer packages with both local and long distance services, we also face competition from long distance resellers on part of our voice services. However, during 2001, a number of such long distance competitors have withdrawn from the market, significantly reducing the level of competition.

         Our Internet data centers and web hosting activity compete principally with other operators of IDCs, including established carriers such as COLT and Cable & Wireless. During 2001, a number of specialized web hosting companies (including the largest one, Exodus) withdrew from the market or were consolidated into larger, less specialized companies in the telecommunications industry.

         Regulation

         Overview

         National and local laws and regulations governing the provision of telecommunications services differ significantly among the countries in which we operate, although the fundamental principles on which these laws and regulations are based derive from European directives that aim to achieve harmonization across member states. The interpretation and enforcement of such laws and regulations vary and could limit our ability to provide various telecommunications services in different markets. In addition to licenses in France and Germany, we also have obtained a license under Section 214 of the U.S. Communications Act that permits us to terminate calls in the United States that originate on our European networks and to transport traffic originating in the United States to our networks in France and Germany.

         Deregulation of the telecommunications market is a relatively new phenomenon in Europe, and there is little history to guide competitive entrants. There is little history in Western Europe to provide guidance to competitive entrants concerning the independence of newly-created regulatory bodies or to demonstrate how vigorously or efficiently such bodies will adopt and enforce regulations or rules. While regulators in some European countries have been increasing their enforcement of pro-competitive policies, in some cases, regulators have relaxed regulatory requirements previously imposed on the incumbent operators. Lifting carrier obligations before solid competition has developed in a market sector could potentially harm competitors. Competition at the local level in Germany and France is still underdeveloped. Although local loop access was introduced, effective on January 2, 2001, by Regulation No. 2887/2000 of December 18, 2000 in the European Union, in practice, many technical and regulatory issues remain unresolved in most of the Member States. Thus, regulatory, judicial, legislative or political considerations may prevent us from offering our services on a cost-effective basis and in a timely fashion, which may adversely affect our business.

         European Union

         The European Union ("EU") consists of the following member states:
Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom (collectively, the "Member States"). Other countries are applying for membership. EU legislation can take a number of forms. Regulations have general applications and are binding in their entirety and directly applicable in Member States. Directives are binding, but Member States may choose the form and method of implementation. If a Member State fails to effect such legislation or fails to render the provisions of EU directives effective within its national territory, the European Commission may take action against the Member State to enforce the legislation, including initiating proceedings before the European Court of Justice. Under certain circumstances, private parties also may bring actions against Member States for failures to implement such legislation.

         The European Commission, the European Parliament and the Council of Ministers have issued a number of key directives establishing basic principles for the liberalization of the European Union telecommunications market. Although the EU set January 1, 1998 as the deadline for mandatory liberalization of the provision of voice telephony services throughout the EU, each Member State had to enact its own laws to implement the EU's mandate through its own processes. Not every Member State has enacted laws that implement fully the EU directives within the time frame set by the EU or in a way that complies or will comply fully with the intent and spirit of the directives. Further, there can be no assurance that all EU Member States will enact laws which fully comply with the intent and spirit of the EU directives. The actual method or form of implementation of EU directives varies from country to country. From time to time, the European Commission has initiated legal action against several Member States for not implementing adequately certain directives relating to the telecommunications industry. The European Commission also challenged the way in which France Telecom's universal service obligations are funded, with a particular emphasis on the burden it might place on new carriers. In a judgment of December 6, 2001, the European Court of Justice found that the method used to calculate the financial contributions due by new entrants to the universal fund did not conform with the principles of transparency, objectivity and non-discrimination, and led to an overestimation of the burden that universal service represents for France Telecom.

         In 1990, the "Services Directive" required Member States to abolish all exclusive and special rights for the provision of all telecommunication services other than for public switched voice telephony, teleprinter, mobile phone, radio and satellite services, as well as public telecommunications networks. Since that first phase of activity, further legislative initiatives have been designed to provide full liberalization of the telecommunications sector, including notably the adoption of:

         o The revised Open Network Provision Directive, which Member States were required to implement by June 30, 1998, aims to ensure the availability of quality public telephone services and to define the services to which all users should have access in the context of universal service at an affordable price.

         o The Full Competition Directive, which required Member States to abolish exclusive and special rights for the provision of telecommunications services, including public voice telephone services and to allow the provision of public telecommunications networks by January 1, 1998. The Full Competition Directive also required that Member States abolished special and exclusive rights regarding the self-provision of infrastructure, the use of infrastructure operated by third parties and the use of shared infrastructure for the provision of services other than public voice telephony, by July 1, 1996.

         o The Licensing Directive, which established a common framework for general authorizations and individual licenses in the field of telecommunication services. The Licensing Directive is intended to allow telecommunications operators to benefit from a European Union-wide market for telecommunications and establish a common framework for national authorization regimes and seeks to facilitate cross-border networks and services.

         o The Interconnection Directive, which mandates that each Member State ensure that operators with significant market power (generally, the incumbent telecommunications operator): provide interconnection to other operators under terms and conditions that are cost-oriented, non-discriminatory, objective and transparent; publish their "unbundled" interconnection terms and conditions; negotiate access agreements and specific terms of interconnection, subject to the intervention of the Member State's regulatory authority in case of a breakdown in the negotiations; and adopt transparent accounting methods for each business unit.

         o The Telecommunications Data Protection Directive, which covers the processing of personal data and the protection of privacy in the telecommunications sector, and complements the general Data Protection Directive, Directive No. 95/46/EC. In addition, on July 26, 2000, the European Commission rendered a decision that the protection provided for personal data by the so-called "Safe Harbor Principles" is adequate under European law. According to the Safe Harbor Principles, U.S. companies that receive personal data from the EU are encouraged to file voluntary declarations with the U.S. Government to adhere to certain data protection principles. In return, EU law would assume that the data protection which these U.S. companies provide is adequate under the EU's privacy rules. Since November 2000, only a few U.S. companies have filed Safe Harbor declarations. It is uncertain how and when the European Commission and the Member States would impose sanctions on U.S. companies that do not comply with the Data Protection Directive requirements and/or the Safe Harbor Principles.

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

         In July 2000, following the 1999 Communications Review, the European Commission proposed a package of legislative reforms intended to consolidate, simplify and update the existing regulatory framework. This legislative package includes, among others, a new Competition Directive which will consolidate all existing liberalization directives; a new framework directive covering all communications infrastructure and associated services, and four specific directives on licensing and authorizations; access and interconnection; universal service and users rights; and data protection and privacy; as well as a regulation mandating unbundled access to the local loop. The regulation requiring unbundled access to the local loop, Regulation No. 2887/2000/EC, became effective as of January 2, 2001. On February 14, 2002, the Framework Directive, the Licensing and Authorizations Directive, the Access and Interconnection Directive, and the Universal Service and Users Rights Directive were finally adopted. Member States have fifteen months to implement them in their national legal systems following their forthcoming publication in the Official Journal of the European Communities. As it develops, EU legislation will continue to have significant effect on our markets.

         The regulatory regime concerning Internet services in Europe is currently under development. On June 8, 2000, the EU adopted its E-Commerce Directive, which establishes rules and guidelines regarding e-commerce applicable throughout all the Member States. The Electronic Commerce Directive is intended to ensure the free movement of information society services, including electronic commerce, within the Member States of the EU according to a country of origin principle. The directive was required to be implemented within Member States by January 17, 2002. This directive regulates the legal recognition and formulation of electronic contracts, the information to be provided by service providers to consumers, and solicited and unsolicited commercial communications with consumers. The directive also contains rules on the liability of intermediary service providers for mere conduit, caching and hosting activities. In principle, intermediary service providers cannot be held liable if they only act as a mere conduit, that is, as long as they do not initiate the transmission, select the receiver of the transmission, or select or modify the information contained in the transmission. An intermediary service provider cannot be held liable for caching, provided it does not modify the information, complies with the conditions on access to and updating of information, does not interfere with the lawful use of technology to obtain data on use of the information, and acts expeditiously to remove or disable access to information upon receiving knowledge that the information has been removed or disabled at the initial source or this has been ordered by a court or administrative authority. An intermediary service provider cannot be held liable for hosting activities if it does not have actual knowledge of illegal activity or information, and, as regards claims for damages, was not aware of facts or circumstances from which illegal activity or information is apparent or acts expeditiously to remove or disable access to the information once it receives knowledge.

         France

         In July 1996, France enacted legislation amending the French Code des Postes et Telecommunications, abolishing France Telecom's legal monopoly and providing for the immediate liberalization of all telecommunications activities in France, but maintaining a partial exception for the provision of voice telephony to the public on fixed wireline. Such voice telephony was fully liberalized, including carrier selection on a call by call basis on January 1, 1998. Carrier pre-selection was introduced on January 17, 2000. Carrier selection and carrier pre-selection were extended on January 1, 2002 to include local calls. French law allows market participants to build and operate public voice telecommunications networks or offer services following receipt of the required license. Interconnection is available as a matter of right to all licensed operators.

         Voice telephony licenses are granted by the Secretaire d'Etat a l'Industrie, the "Minister of Telecommunications," in charge of telecommunications upon recommendation of the Autorite de Regulation de Telecommunications (the "ART"), which is an independent regulatory authority. The ART has broad rule-making and adjudicatory powers and is administratively independent from the Telecommunications Ministry. Among other things, the ART has the power to approve interconnection rates of operators deemed dominant in the market place, arbitrate interconnection disputes and to exercise oversight powers and punish regulatory infringements through suspensions or revocations of licenses or through fines based on a percentage of the infringer's revenues.

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

         As a public network operator and service provider in France and pursuant to our license, we must provide, among other things, non-discriminatory treatment of customers and we must accept reasonable requests for interconnection from other operators of networks open to the public and from voice telephony and mobile telephony providers. In addition, we are required to notify interconnection agreements to the ART and to make contributions to the universal service fund based on our volume of activity. The amounts for universal service contributions are set annually by the French Telecommunications Ministry as proposed by the ART. In addition, we are required to spend 5% of our net capital investments and property equipment expenditures in the preceding fiscal year to support research and development in France.

         Concerning access to France Telecom's copper local loops (commonly known as unbundling of the local loop), following the setting up by the ART of a working group at the beginning of 2000 to establish technical and financial conditions for experimental access to the copper local loops, and the launch of technical trials in July 2000 (we participated in a trial in Paris for one of our ISP customers), on September 13, 2000, the French government published Decree No. 2000-881 that, effective January 1, 2001, mandates full and shared access to the copper local loops of the incumbent telecommunications operator, as well as the provision of associated services, such as collocation. (The obligation for the incumbent operator to provide access to the local loops is also imposed by EC Regulation No. 2887/2000 of December 18, 2000 on unbundled access to the local loop.) While legislation is in place, actual access to the local loop is proceeding slowly due to practical and technical concerns. The ART had to intervene several times in 2001 to obtain from the incumbent operator, France Telecom, modifications to the technical and tariff conditions for local loop access as set out in France Telecom's reference offer. The modifications requested by the ART were eventually implemented by France Telecom in its reference offer of July 16, 2001.

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

Employees

         As of December 31, 2001, we had 696 employees, compared to 775 at December 31, 2000. In connection with our restructuring measures and our efforts to adjust our operations to foreseeable market conditions and reduce ongoing operating expenses, we made significant reductions to our workforce in the United Kingdom and Germany. These reductions were approximately 70% and 50%, respectively. We believe that our future success will depend on our ability to attract and retain highly skilled, qualified and experienced employees.

         Our French employees are covered by a collective bargaining agreement governing the telecommunications industry. In Germany, our employees are not subject to any collective bargaining agreement.

Insurance coverage

         We have comprehensive construction, property, product and professional liability insurance, covering risks relating to the construction and operation of our network sites as is customary for similar telecommunications companies. We also have key person insurance on several members of our senior management team, liability insurance for our directors and officers and loss of revenue insurance. The main exclusions of the policies are war and willful acts.

Trademarks and trade names

         We have registered "CompleTel" as a trademark in France, Germany, the United Kingdom and selected other Western European jurisdictions. In early 2000, we entered into a differentiation agreement with a German content and telemedia services provider, restricting us from using the name CompleTel in connection with the promotion of "speech, fax and data value added telecommunications services." We are currently involved in a dispute regarding the scope of such limitation and are engaged in discussions to settle this matter. However, at this stage, we are not in a position to predict the outcome of such discussions, or the impact of the matter on our marketing activity.

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

         Below is a simplified organizational chart of our corporate structure as of March 1, 2002.




[Graphic Omitted]




Item 2. Properties

         Our European headquarters are located in Paris, France. We also have sales offices in each of our markets. Our sales offices, switch and IDC sites, as well as our operations and service centers, are located in leased facilities.

         Our material properties currently under lease include our IDC sites and switch sites, as follows:


 Location                                               Size (sq. meters) Lease Expiration Date
---------                                               ----------------- ---------------------
France:
  Aubervilliers/Paris                                               7,970 September 2012
  Grenoble                                                            637 July 2011
  Marseille                                                         1,789 February 2011
  Mundolsheim                                                         220 September 2007
  Nanterre/Paris                                                    2,638 November 2010
  Lille                                                               684 May 2011
  Lyon                                                                734 October 2011
  Nantes                                                              150 October 2012
  Nice                                                                625 November 2011
  Toulouse                                                            640 Own facilities
Germany:
  Essen                                                             3,028 September 2004
  Berlin                                                            2,795 November 2009
  Munich                                                            3,958 July 2004
  Nuremberg                                                         1,800 December 2004
  Hamburg                                                           1,989 August 2010
United Kingdom:
  London                                                            3,000 September 2020


Item 3. Legal Proceedings

         The syndicate of co-owners of a building in which CompleTel France installed certain telecommunications equipment, brought an action against the Company before the Tribunal de Grande Instance of Paris alleging that the equipment was installed without obtaining the necessary authorizations and caused disturbances in the building. On May 11, 2001, the tribunal issued a decision, following a preliminary injunction hearing (a) ordering the Company to restore the premises to their original state, and (b) appointing an expert with the mandate of determining the liability, if any, the damages sustained, if any, and the work which the Company may have to undertake with respect to the equipment to cease the disturbances. The Company appealed against this decision and the expertise is currently in progress. The Company is involved in discussions to settle this matter out of court, but there can be no assurance that the Company will be able to reach a settlement. If the negotiations to settle out of court are unsuccessful, the Company may be required to move the equipment and may be required to do so in a short period of time. In such an event, the Company could suffer disturbances to its network, which could have an impact on its customers activities. However, at this stage of the litigation, the Company is not in a position to predict the outcome of this matter or determine the impact, if any, that it may have on its activities.

         The Company is not party to any other pending legal proceedings that it believes would, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of our security holders from September 30, 2001 to December 31, 2001.


                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

         The following table presents information pertaining to our equity capital as of March 1, 2002:

         Number of shares issued: . . . . . . . . . . . . . . . 160,555,222(1)
         Nominal value of shares: . . . . . . . . . . . . . . . . .(euro)0.10
         Issued equity capital: . . . . . . . . . . . . . . .(euro)16,055,522

--------------------
(1) Including 3,135,892 held by CompleTel Europe N.V.

         Our ordinary shares are traded on the Nasdaq National Market System under the symbol "CLTL," and are traded on the Premier Marche of Paris Bourse S.A. under the symbol "CTL." Both began trading on March 27, 2000, the date of our initial public offering.

         The following table shows the amounts traded and the range of high and low closing sales prices for each month and each fiscal quarter since our initial public offering.





                                                                                       Nasdaq                          Nasdaq (2)
                                                                                       ------                          ------
                               Number
                          of Shares Traded            Capital Traded
                              Including                 Including
                       Non-Market Transactions   Non-Market Transactions        High           Low             High           Low
                       -----------------------   -----------------------        ----           ---             ----           ---
                             (millions)           (millions of euro) (1)   (U.S. dollars) (U.S. dollars)      (euro)         (euro)
March 2000                                             (euro)                  $23.56         $19.94     (euro)24.40    (euro)20.74
2000 First Quarter                                     (euro)                  $23.56         $19.94     (euro)24.40    (euro)20.74
April 2000                      3.72                      193.07               $22.75         $15.25           23.60         16.55
May 2000                        8.64                      127.01               $17.75         $10.50           19.38         11.58
June 2000                       4.03                      54.13                $13.94         $12.00           14.96         12.61
2000 Second Quarter                                    (euro)                  $22.75         $10.50           23.60         11.58
July 2000                       2 .43                     31.94                13.38          11.13            14.27         12.04
August 2000                     5.65                      54.79                11.38           7.94            12.27          8.69
September 2000                  6.79                      70.40                10.87           7.13            12.10          8.07
2000 Third Quarter                                     (euro)                  $13.38         $7.13      (euro)14.27    (euro)8.07
October 2000                    6.04                      48.07                 8.25           5.25            9.34           6.23
November 2000                   5.77                      34.06                 7.13           3.50            8.40           4.08
December 2000                   4.60                      18.93                 4.13           3.00            4.70           3.22
2000 Fourth Quarter                                    (euro)                  $8.25          $3.00       (euro)9.34    (euro)3.22
January 2001                    9.15                      52.81                 6.25           3.13            6.61           3.29
February 2001                   7.38                      38.34                 6.00           3.75            6.40           4.08
March 2001                      7.69                      29.58                 4.59           2.75            4.91           3.11
2001 First Quarter                                     (euro)                  $6.25          $2.75       (euro)6.61    (euro)3.11
April 2001                      10.58                     29.52                 2.90           2.06            3.23           2.34
May 2001                        22.49                     89.48                 3.85           2.60            4.35           2.91
June 2001                     9.73 (3)                    31 (3)                3.18           2.30            3.72           2.68
2001 Second Quarter                                    (euro)                  $3.85          $2.06       (euro)4.35    (euro)2.34
July 2001                       11.85                     28.28                 2.60           1.79            3.04           2.04
August 2001                     43.30                     73.02                 2.58           0.95            2.92           1.04
September 2001                  38.51                     25.03                 0.90           0.50            0.98           0.54
2001 Third Quarter                                     (euro)                  $2.60          $0.50       (euro)3.04    (euro)0.54
October 2001                    87.14                     114.46                1.60           0.51            1.79           0.56
November 2001                   87.53                     99.65                 1.38           0.71            1.53           0.80
December 2001                   48.77                     47.18                 1.12           0.90            1.26           1.01
2001 Fourth Quarter                                    (euro)                  $1.60          $0.51       (euro)1.79    (euro)0.56
January 2002                    34.35                     36.53                 1.08           0.80            1.19           0.93
February 2002                   74.42                     57.95                 0.80           0.50            0.93           0.57
     Source Euronext, Nasdaq


[Chart continued]


                                              Premier Marche of
                                             Euronext Paris S.A.
                                             -------------------



                                            High             Low
                                            ----             ---
                                           (euro)           (euro)
March 2000                              (euro)           (euro)
2000 First Quarter                      (euro)           (euro)
April 2000                                 23.30            16.51
May 2000                                   19.50            11.00
June 2000                                  14.24            12.24
2000 Second Quarter                   (euro)23.30      (euro)11.00
July 2000                                  13.75            12.23
August 2000                                11.80             8.95
September 2000                             12.30             8.30
2000 Third Quarter                    (euro)13.75      (euro)8.30
October 2000                                9.65             6.25
November 2000                               8.48             3.80
December 2000                               4.81             3.65
2000 Fourth Quarter                   (euro)9.65       (euro)3.65
January 2001                                7.10             3.40
February 2001                               6.46             4.20
March 2001                                  4.75             2.89
2001 First Quarter                    (euro)7.10       (euro)2.89
April 2001                                  3.19             2.31
May 2001                                    4.51             2.81
June 2001                                   3.66             2.84
2001 Second Quarter                   (euro)4.51       (euro)2.31
July 2001                                   2.98             2.06
August 2001                                 3.17             1.06
September 2001                              1.13             0.47
2001 Third Quarter                    (euro)3.17       (euro)0.47
October 2001                                1.90             0.63
November 2001                               1.56             0.77
December 2001                               1.37             1.01
2001 Fourth Quarter                   (euro)1.90       (euro)0.63
January 2002                                1.30             1.01
February 2002                               0.99             0.59




------------------------

(1) The U.S. dollar transactions were accounted for using the average monthly exchange rate.

(2) The euro-equivalent of Nasdaq prices are calculated using the exchange rate in effect on the date such prices were reported on such market.

(3) These numbers take into account the operation by which CompleTel Europe N.V. obtained 3,142,162 of its own shares in exchange for the shares it held in CompleTel LLC. The amount of capital exchanged on the occasion of this operation was calculated by applying to the number of shares of CompleTel Europe N.V. obtained the average of the highest and lowest prices on the Premier Marche of Euronext Paris S.A. during the course of the month of June. The amount of capital exchanged during the course of this month, without taking into account this operation, amounts to approximately 20.79 million euro.

Recent Sales of Unregistered Securities

         During the year ended December 31, 2001, we did not sell any securities that were not registered under the U.S. Securities Act.

Holders

         As of March 1, 2002, we had 123 record holders of our ordinary shares. This number excludes shareholders whose shares are held through nominees, brokers or other agents.

Dividends

         We have never declared or paid any dividends. For the foreseeable future, we plan to retain our earnings, if any, to reinvest in our business. The terms of some of our existing debt facilities prevent us from paying dividends. Further, Netherlands regulations limit our ability to pay dividends from statutory capital equity.

Shares Authorized for Issuance under our 2000 N.V. Stock Option Plan

         Our 2000 Stock Option Plan is the only equity incentive plan that we currently have outstanding. This plan provides for the grant to our employees of options to purchase our ordinary shares. All of our employees (including management) are eligible to participate in this plan. The plan was approved by the general meeting of our shareholders held on December 10, 1999, and by our Board of Management on December 30, 1999.

         The following table presents summary data relating to our ordinary shares authorized for issuance under our 2000 Stock Option Plan as of December 31, 2001.

Number of shares to be issued upon exercise of outstanding options (a)                       7,437,274
Number of shares remaining available for future issuance under
     the plan (excluding shares reflected in row (a))                                       11,476,416
Number of shares issued upon the exercise of options                                             6,270
                                                                                        --------------
Aggregate number of shares available under the plan                                         18,919,960
                                                                                            ==========
Weighted-average exercise price of outstanding options                                     (euro) 3.79
                                                                                           ===========

         For more detailed information about our 2000 stock option plan, see "Part III, Item 11-- Executive Compensation--Equity Incentive Plans" and Note (9) to our consolidated financial statements.

Evolution of Equity Capital

         The following table shows the main transactions which have affected our equity capital since our inception.


               SUMMARY EVOLUTION OF EQUITY CAPITAL TABLE (1)

                                                                                           Nominal Amount
                                                                                           of Successive
                                                        Number of         Nominal           Increases in
         Year                    Operation               Shares         Face Value            Capital
    -------------            -----------------         ----------      ------------       ---------------
                                                                         ((euro))         ((euro)millions)

  2001                  Exercise of stock options                 --        --                   --
                        (2)
  November 2000         Increase in capital (2)            3,142,162        0.1                 0.3
  March 2000            Increase in capital               31,280,000        0.1                 3.1
                        (initial public offering)
  1999                  Option Plan (3)                           --        --                   --
  1999                  Increase in capital                       --        --                   --
  November 1999         Increase in capital               20,775,915        0.1                 2.1
  February 1999         Increase in capital                7,375,000        0.1                 0.7
  January 1999          Increase in capital               73,537,325        0.1                 7.4
  1998                  Increase in capital                       --        --                   --
  December 1998         Increase in capital                       --        --                  0.05
  1998                  Increase in capital                       --        --                   --
  December 1998         Creation                          24,444,820        0.1                 2.4


[Chart continued]


                                                  Equity
                           Number of              Capital                          Cumulated
                         Shares after              after            Issue            Issue
        Year              Operation              Operation         Premium          Premium
   -------------         ------------           -----------       ---------        ---------
                                             ((euro)millions)  ((euro)millions)  ((euro)millions)

 2001                        160,555,222              --               --              638.0

 November 2000               160,555,222  (2)        16.1             15.2             638.0
 March 2000                  157,413,060             15.8             506.3            622.8

 1999                        126,133,060             12.7             26.3             116.5
 1999                        126,133,060             12.7              2.0             90.2
 November 1999               126,133,060             12.7             39.7             88.2
 February 1999               105,357,145             10.6              3.3             48.5
 January 1999                 97,982,145              9.9             43.4             45.2
 1998                         24,444,820              2.5              0.6              1.8
 December 1998                24,444,820              2.5              --               1.2
 1998                         24,444,820              2.4              1.2              1.2
 December 1998                24,444,820              2.4              --               --



(1) All share numbers reflect the five-for-one stock split we effected on February 25, 2000. For further information about the transactions specified in this table that occurred prior to our initial public offering, see footnote 1 to our consolidated financial statements.

(2) A significant number of our shares were held by CompleTel LLC. Holders of CompleTel LLC units (including some of our directors and executive officers) effectively had an indirect ownership interest in our ordinary shares held by CompleTel LLC. In late November 2000, CompleTel LLC began to redeem its units in exchange for our shares held by it. Instead of redeeming their units, some holders contributed them to us in exchange for our newly issued shares. Thus, as shown in the November 2000 row of the table, we issued an additional 3,142,162 shares, the number of our shares represented by the 3,280 units so contributed to us. These shares were recorded at
      (euro)15.6 million, the fair market value of the shares on the date of issuance. As a result of such transactions, we held exchangeable common units of CompleTel LLC, which in turn held our shares. In April and June 2001, we unravelled this cross-holding structure by exchanging the 3,280 units that we held in CompleTel LLC for 3,142,162 of our shares. 6,270 of these shares were granted to the stock option holders who exercised their options between January 1 and June 30, 2001. The rest of them are currently held as treasury stock that is deprived of any financial and voting rights. This treasury stock is included in the "number of shares after operation" specified in the column with such title.

(3) In accordance with U.S. G.A.A.P., we fixed an issue premium at the time we put our option plan into effect.


Item 6. Selected Financial Data

   The following selected consolidated financial data have been derived from the audited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The selected consolidated financial data set forth below are qualified by reference to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto and also with
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                              Commencment
                                                                                             of operations
                                   Year Ended          Year Ended          Year Ended       (January 8, 1998)
                                  December 31,        December 31,          December         to December 31,
Statement of operations data:         2001                2000              31, 1999             1998
                                          (euro, in thousands, except share and per share amounts)

Revenue.......................     (euro) 97,909      (euro) 31,540       (euro) 2,861              (euro) -

Operating expenses:
   Network costs..............            86,855             33,038              2,307                     -
     Selling, general and
     administrative...........            95,181             79,606             30,302                 3,754
   Allocated costs from an
     affiliate................             5,402             12,090              6,195                 2,551
   Non-cash compensation
     charges..................             5,260             60,550                634                   164
   Depreciation and
     amortization.............            54,961             22,027              4,302                    40
   Restructuring, impairment
     and other charges........           167,555                  -                  -                     -
                                -----------------    ---------------     --------------    ------------------
        Total operating
        expenses..............           415,214            207,311             43,740                 6,509
                                -----------------    ---------------     --------------    ------------------

Operating loss................          (317,305)          (175,771)           (40,879)               (6,509)
                                -----------------    ---------------     --------------    ------------------

Other income (expense):
   Interest income............            12,867             22,394              2,447                     -
   Interest expense, net of
     capitalized interest                (29,485)           (28,968)            (7,893)                    -
    Foreign exchange loss and
     other expense............          (11,294)           (18,933)            (3,465)                     -
                                -----------------    ---------------     --------------    ------------------
         Total other  income
           (expense)..........          (27,912)           (25,507)            (8,911)                     -

Loss before extraordinary
   item and cumulative effect
   of change in accounting
   principle..................         (345,217)          (201,278)           (49,790)                (6,509)

Extraordinary item - Gain on
   early extinguishment of
   debt.......................           46,168              1,053                  -                     -

Cumulative effect of change
    in accounting
    principle.................                -              (263)                  -                     -

                                -----------------    ---------------     --------------    ------------------
Net loss                      (euro)   (299,049)   (euro)(200,488)     (euro) (49,790)        (euro) (6,509)
                                =================    ===============     ==============    ==================

Basic and diluted loss per
    ordinary share............     (euro) (1.90)     (euro) (1.34)       (euro) (0.50)         (euro) (0.27)
                                =================    ===============     ==============    ==================
Weighted average number of
ordinary shares outstanding...      157,417,898        149,806,721         99,056,060            24,444,820
                                =================    ===============     ==============    ==================





                                                      As of December 31,
                                        2001          2000          1999          1998
                                        ----          ----          ----          ----
                                                     (euro, in thousands)

 Balance sheet data:
Cash and cash equivalents..........  (euro)81,613 (euro)361,698  (euro)57,115   (euro)1,472
Short-term investments, restricted.
                                           16,694        28,030            --            --
Non-current investments, restricted
                                            8,085        41,709            --            --
Property and equipment, net........       277,807       298,623        91,946         2,888
Total assets.......................       455,990       824,781       176,208         6,741
Long-term debt.....................       227,735       280,597        79,596            --
Total liabilities..................       334,074       408,821       133,137        11,923
Total shareholders' equity.........       121,916       415,960        43,071         5,182


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We are a facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure. We provide telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas, with a focus on network deployment in France and, to a lesser extent, in Germany. We deliver these services primarily to connected, on-net customers over our fiber optic metropolitan area networks, or MANs.

         We were incorporated in December 1998. Through a series of transactions in January 1999, we became the holding company for our telecommunications businesses, which commenced in January 1998 when CompleTel LLC, our former ultimate parent, was formed. We accounted for these transactions as a reorganization of entities under common control, similar to a pooling of interests. Accordingly, our historical results of operations are presented as if we had been legally formed on January 8, 1998 and had performed all competitive local exchange carrier related development activities since CompleTel LLC's inception.

         We have generated operating losses and negative cash flow from our operating activities to date, and we expect to continue to experience operating losses and negative cash flows from operations until we establish a sufficient revenue generating customer base. We are experiencing growth in our core retail activity in France, and believe that this trend will continue. However, during 2001 and the beginning of 2002 we observed signs of general weakness in the European markets for carrier, dial-up Internet access and Internet data center services. In light of these adverse market conditions, we have implemented reorganization and restructuring measures to adjust our operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, we have implemented a major downsizing of our German operations in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). We continue to examine the structure and prospects of our German operations with a view to eliminating unnecessary costs and cash flow requirements. In addition, we face a significant downturn in the web hosting market, linked to the collapse of the ".com" market and installed hosting overcapacity in Europe. We have decided to respond to this downturn by scaling down the Internet data centers operations we have launched in France, Germany and the United Kingdom. In France and Germany, we intend to integrate these activities with our retail businesses. In the United Kingdom, we plan to exit the market and are currently evaluating various options to execute our plan. These restructuring measures, and the application of asset impairment guidelines, have resulted in restructuring and impairment charges of approximately (euro)167.6 million and significant reductions of our workforce in Germany and the United Kingdom.

         We currently anticipate that we will fully utilize our existing cash resources by mid-year 2002. We believe that we will require additional financing in excess of our invested capital and current borrowings in the range of (euro)60 million to (euro)90 million to bring us to cash flow breakeven. Given our funding position, we believe that there is a substantial doubt regarding our ability to continue as a going concern. We have embarked on a process to seek additional forms of capital. However, there can be no assurance that we will be able to obtain the additional financing we need. If we fail to obtain sufficient additional financing, we will effectively cease to be able to conduct our business. Certain of our existing major investors have indicated that they would consider investing an aggregate of up to (euro)30 million (of the estimated (euro)60 million to (euro)90 million shortfall), subject to agreement on terms, as part of a re-capitalization and restructuring that would provide us with sufficient cash resources to fund our business plan to cash flow breakeven. These terms would likely include the conversion into ordinary shares of substantially all of our outstanding debt securities and very substantial dilution to our existing shareholders.

Revenue

         Our revenue consists of revenue from three principal categories of service offerings, as follows:

         Retail Services

         We generate revenue from the voice, data and Internet services we provide primarily to our directly connected retail customers. We expect revenue from retail services to represent an increasing percentage of our overall revenue.

         o Voice services. We derive substantially all our voice revenue from the switched voice communications services we provide to customers directly connected to our networks through owned fiber and leased lines. This revenue is based primarily on traffic minutes billed. Revenue from voice products accounted for (euro)35.5 million, or approximately 36% of our total revenue for the year ended December 31, 2001. Revenue from voice products totaled (euro)7.6 million, or approximately 24% of total revenue for the year ended December 31, 2000.

         o Data and Internet services. We derive revenue from the local dedicated access and private line services we provide customers for data connections over our MANs. This revenue is based primarily on transmission capacity provided. We also derive revenue by providing high-capacity Internet protocol-based services and interconnection between local area networks in each of the cities in which our MANs operate. Revenue from these services accounted for (euro)11.4 million, or approximately 12%, of our total revenue for the year ended December 31, 2001. Revenue from data and Internet services totaled (euro)2.8 million, or approximately 9%, of total revenue for the year ended December 31, 2000.

         Wholesale services.

         We derive revenue by providing transmission capacity on a wholesale basis to other carriers, as well as dial-up Internet access to our Internet service provider customers.

         o Carrier and termination services. We derive revenue from the services we provide on a wholesale basis to other telecommunications service providers that require transmission capacity to support gaps in their networks, need additional capacity or require alternate routing, or do not have their own transmission facilities. We also terminate traffic for other operators. This revenue, which is based primarily on transmission capacity provided and traffic minutes terminated, accounted for(euro)17.0 million, or approximately 17% of our revenue in the year ended December 31, 2001. We expect revenue from carrier and termination services to represent a decreasing percent of our total revenue. Revenue from carrier and termination services totaled(euro)4.2 million, or approximately 13% of total revenue for the year ended December 31, 2000.

         o Internet dial-up. We also derive revenue from dial-up Internet access to our ISP customers delivering the traffic and plan to continue to do so in France and Germany. This revenue, which is based primarily on traffic minutes, accounted for (euro)27.2 million, or approximately 28% of our overall revenue in the year ended December 31, 2001. We expect our Internet dial-up services revenue to represent a decreasing proportion of our total revenue, as our revenue from our retail services increases. Revenue from Internet dial up services totaled (euro)8.9 million, or approximately 28%, of total revenue for the year ended December 31, 2000.

         Internet data centers, web hosting, Internet access and other Internet-related services

         We derive a small portion of our revenue from the web hosting, Internet access and other value-added Internet services we provide at our Internet data centers. We also offer web site creation and maintenance services as well as miscellaneous dial-up services to certain of our Internet data centers customers. Revenue from our Internet data centers, web hosting, Internet access and other Internet-related services accounted for (euro)6.8 million, or approximately 7%, of our total revenue for the year ended December 31, 2001, compared to (euro)8.0 million, or 26% of our total revenue, for the year ended December 31, 2000. We expect revenue from our Internet data centers, web hosting, Internet access and other Internet-related services to remain a small portion of our total revenue.

         In France and Germany, we derive revenue from all three of our principal service offerings. As of December 31, 2001, we had commercially launched services in nine cities in France (including Nantes, launched on May 16, 2001 and Strasbourg, which was added following the completion of the acquisition of Estel S.A. in late May 2001) and four cities in Germany.

         Our three, five and ten largest customers generated approximately 24%, 29% and 37% of our revenue for the year ended December 31, 2001, respectively. These customers include Liberty Surf, which generated slightly over 11% of our overall revenue for the year. For the year ended December 31, 2000, our four largest customers in France and Germany generated approximately 37% of our revenue, including Liberty Surf, which generated slightly more than 10% of our total revenue for 2000.

Operating expenses

         Our primary operating expenses consist of:

         o        network costs,
         o        selling, general and administrative expenses,
         o        allocated costs from an affiliate,
         o        non-cash compensation charges,
         o        depreciation and amortization expenses, and
         o        restructuring, impairment and other charges.

         Network costs

         Our network costs include costs such as interconnection costs, the cost of leasing high-capacity digital lines that interconnect our network with the networks of other providers, the cost of leasing local loop lines that connect our customers to our network, switch site rental and operating and maintenance costs, as well as costs associated with our Internet data centers, web hosting and other Internet-related services. We lease dark fiber and conduit on a limited basis to establish and augment our MANs in certain markets. We also lease fiber to connect our MANs, in order to provide an IP backbone to support our Internet data centers, web hosting and other Internet-related services. We incur other fixed costs, such as switch site rent and network and switch maintenance, that normally are incurred at the time of interconnection in anticipation of future revenue. To date, we have been able to deploy our networks faster than we initially anticipated in our business plans. As a result, we have experienced higher incremental costs. As we continue to build our networks and revenue increases, we believe that the incremental costs of deployment will decrease as a percentage of our network costs.

         Selling, general and administrative expenses

         Our selling, general and administrative expenses include costs relating to our sales and marketing department, customer care, billing, corporate administration, salaries and other personnel costs, as well as legal and consultant fees. We expect that selling, general and administrative expenses are likely to decline as a portion of our total revenue and are undertaking efforts to control these expenses through various means, such as restructuring and shifting expenditures away from dependence on consultants towards the use of internal resources.

         We have a large, locally-based, direct sales force in our local and regional markets, and a national account team to service multiple location customers and key account executives. As of December 31, 2001, we had 696 employees, compared to 775 employees at December 31, 2000. This decrease is primarily attributable to workforce reductions made in connection with our restructuring in the United Kingdom and Germany. These reductions were approximately 70% and 50%, respectively.

         Allocated costs from an affiliate

         Allocated costs from an affiliate include amounts we pay CableTel Management, Inc. a wholly owned subsidiary of CompleTel LLC. They reimburse expenses incurred by CableTel Management, Inc. in the performance of certain ordinary and necessary general and administrative services for us and our operating subsidiaries. Beginning October 1, 2000, a significant portion of the expenses that were previously incurred on our behalf by CableTel Management, Inc. (representing primarily salaries to some of our European headquarter employees) are now (a) incurred by CompleTel Headquarters Europe S.A.S, our wholly owned subsidiary, and (b) accounted for as selling, general and administrative costs. In early 2002, we completed the acquisition of CableTel Management, Inc. from CompleTel LLC. Accordingly, effective January 1, 2002, all the expenses incurred by CableTel Management, Inc. will be accounted for as selling, general and administrative costs.

         Non-cash compensation charges

         We incur stock-based compensation expense under our fixed stock option plan based on the deferred compensation recorded on the date of grant. In addition, based upon their value as determined at the time of our initial public offering, we recorded compensation expense and deferred compensation for performance-based vesting units that did not vest as a result of the IPO but may vest upon a qualified sale by Madison Dearborn Partners, one of our initial investors, or in May 2005. The deferred compensation is being amortized to expense over the remaining vesting period to May 18, 2005 (the deemed vesting date if vesting does not occur earlier upon a qualified sale by Madison Dearborn Partners). We also record compensation expense and deferred compensation for certain time vesting units that vest at various times throughout the year, and that will be all vested by November 2002. In addition to the above expenses, some of our employees have purchased common units of CompleTel LLC, our former ultimate parent, for which CompleTel LLC incurs non-cash compensation charges. For accounting purposes, we record such non-cash compensation charges as a deemed capital contribution with an offsetting entry to deferred compensation. Deferred compensation is amortized to expense over the vesting period of the common units. The non-cash compensation charges are attributable to employees whose salary and benefits were otherwise classified as selling, general and administrative expenses.

         Depreciation and amortization expense

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

         Other income and expense

         Other income includes interest income on the investment of the proceeds from our debt and equity offerings.

         Interest expense recorded reflects interest on our 14% senior notes due 2010, the accretion of our 14% senior discount notes due 2009 and the amortization of deferred financing costs. We capitalize a portion of our interest costs as part of the construction cost of our networks, in accordance with Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Costs."

         Foreign exchange loss and other expense

         Our revenue, costs, assets and liabilities are, for the most part, denominated in euro, which became our functional and reporting currency effective January 1, 2000. We invest all excess cash in euro-denominated accounts. Therefore, we are exposed to changes in currency exchange rates primarily due to our 14% senior discount notes due 2009. They expose us to exchange rate fluctuations as the payment of principal and interest on these notes will be made in U.S. dollars, while a substantial portion of our future cash flow used to service these payments will be denominated in other currencies, primarily the euro. While we believe that our exposure to exchange rate risks is otherwise limited, there can be no assurance that we will not be materially adversely affected by variations in currency exchange rates.

Results of operations

Year ended December 31, 2001 compared to year ended December 31, 2000

         Revenue

         Revenue for the year ended December 31, 2001 increased to
(euro)97.9 million, compared to approximately (euro)31.5 million for the year ended December 31, 2000. We attribute these increases in revenue to our overall growth resulting from the implementation of our business plan and the rapid deployment of our networks. Specifically, the increase resulted from significant growth of our customer base, an increase in traffic over our networks and a heightened demand for services from existing customers. For the year ended December 31, 2001, revenue from retail services totaled (euro)46.9 million; revenue from wholesale services totaled (euro)44.2 million; and revenue from Internet data centers, web hosting and other Internet-related services totaled (euro)6.8 million. For the year ended December 31, 2000, revenue from retail services totaled
(euro)10.4 million, revenue from wholesale services totaled (euro)13.1 million, and revenue from Internet data centers, web hosting and other Internet-related services totaled (euro)8.0 million.

         In France, we had revenue of approximately (euro)75.9 million for the year ended December 31, 2001, compared to approximately (euro)22.9 million for 2000. Revenue from our French operations represented 77.5% of our total revenue for the year ended December 31, 2001. We experienced steady growth in revenue from retail customers in the nine French cities in which our MANs operate and our overall connected customer base in France grew to 946 customers, as of December 31, 2001. This increase in our customer base and traffic resulted in a total of 2.9 billion minutes of use carried over our networks in France in 2001. During the year ended December 31, 2001, revenue from our Internet data centers, web hosting and other Internet-related services generated 2.5% of our revenue in France.

         In Germany, we had revenue of approximately (euro)18.5 million for the year ended December 31, 2001, compared to (euro)3.0 million for 2000. This revenue represented 18.9% of our total revenue for the year ended December 31, 2001. As of December 31, 2001, we had over 224 connected customers in Germany and carried over 0.3 billion minutes of use in Germany during 2001. Revenue from our Internet data centers, web hosting and other Internet-related services cumulatively generated 7.0% of our revenue in Germany for the year ended December 31, 2001. We are currently in the process of restructuring our German operations and have already implemented measures to minimize the offering of Internet data centers, web hosting and other Internet-related services in Germany.

         In the United Kingdom, we had revenue of approximately (euro)3.5 million for the year ended December 31, 2001, compared to approximately
(euro)5.6 million for 2000. We plan to exit this market and are currently evaluating various options to execute our plan.

         Operating expenses

         Network costs

         Our network costs for the year ended December 31, 2001 increased to approximately (euro)86.9 million from (euro)33.0 million for the year ended December 31, 2000. This increase resulted primarily from the continued deployment of our networks in France and Germany and the associated costs of establishing interconnection and leasing arrangements. The increase also resulted from increased customer traffic, which resulted in higher interconnection payments to the incumbent telecommunications operators.

         Selling, general and administrative expenses

         For the year ended December 31, 2001, selling, general and administrative expenses totaled approximately (euro)95.2 million, compared to approximately (euro)79.6 million for the year ended December, 31, 2000. This increase primarily resulted from the growth in the number of personnel and the expenses related to wages and salaries in the first three quarters of 2001. As a percentage of our total revenue, selling, general and administrative expenses represented 97% of our total revenue for the year ended December 31, 2001, compared to 253% for the year ended December 31, 2000. We expect our selling, general and administrative expenses as a percentage of our total revenue to continue to decrease in future periods, as our revenue increases and our restructuring and other cost saving measures take effect.

         Allocated costs from an affiliate

         For the year ended December 31, 2001, we recorded approximately
(euro)5.4 million of allocated costs from an affiliate, compared with approximately (euro)12.1 million for the year ended December 31, 2000. This decrease is primarily a result of decreased personnel, legal and accounting costs allocated from CableTel Management, Inc.

         Non-cash compensation charges

         We incurred non-cash stock-based compensation expense of approximately (euro)9.5 million under our fixed stock option plan for the year ended December 31, 2001. This amount was based on deferred compensation at the date of grant totaling approximately (euro)25.1 million. Additionally, we recorded a compensation credit of approximately
(euro)4.2 million, based on the closing price per share on December 31, 2001 related to our performance vesting and time vesting shares. The non-cash compensation charges are attributable to employees whose salary and benefits were otherwise classified within selling, general and administrative expenses.

         Depreciation and amortization

         Depreciation and amortization increased to approximately
(euro)55.0 million for the year ended December 31, 2001, from approximately
(euro)22.0 million for the year ended December 31, 2000. The majority of this increase resulted from the build-out of our MANs throughout France and Germany.

         Restructuring, impairment and other charges

         In connection with the Company's restructuring efforts during the second half of 2001, the Company recognized approximately (euro)167.6 million in restructuring, impairment and other charges which are reflected in the accompanying consolidated statement of operations.

         These charges consist of the following (in millions):

Write-down of German and United Kingdom assets............          (euro)142.7
Write-down of materials and supplies......................                  6.0
Restructuring charges.....................................                 15.8
Other charges.............................................                  3.1
                                                                    -----------
Total.....................................................          (euro)167.6
                                                                    ===========

         The write-down of the Company's German and United Kingdom assets results from the Company's decision to significantly scale-back its operations in Germany and exit the market in the United Kingdom. As a result of its restructuring, the Company determined, in accordance with its policy relating to recoverability of long-lived assets, that the values of its German and United Kingdom assets were impaired as of December 31, 2001. Accordingly, the Company has recorded charges to write-down the remaining carrying values of these assets to their estimated fair market values as determined by the Company using a discounted cash flow approach. The write-down of materials and supplies relates to the revaluation of certain materials and supplies held by the Company resulting directly from the decision by the Company to scale-back its operations in Germany, to the lower of cost or market value as of December 31, 2001. As a result of the decision to scale-back the Company's German operations, these materials and supplies are in excess of what is needed by the Company to complete construction of its networks. The restructuring charges relate primarily to severance costs associated with the reductions in the size of the Company's workforce in Germany and the United Kingdom, as well as charges relating to lease terminations and renegotiated interconnection agreements. The other charges of (euro)3.1 million relate to the costs associated with the repayment of certain loans held by employees with a bank and the costs associated with the forgiveness of a loan made to the CEO of the Company, both as described more fully in Note 3, Related Party Transactions.

         Management expects the restructuring to be completed during the first half of 2002.


         The restructuring charges can be detailed as follows:

Summary of 2001 Restructuring Charges
                                                                                    Europe HQ
                                        France         Germany            UK        and other           Total
                                        ------         -------            --        ----------          -----
Severance (1)                          (euro)1,151     (euro)2,399       (euro)527       (euro)603     (euro)4,680
Facilities and Network (2)                   1,558           5,194             992               -           7,744
Other (3)                                       20             601              50           2,694           3,365
                                    ---------------- -------------  --------------  -------  -----   -------------
                                             2,729           8,194           1,569           3,297          15,789
Paid during 2001                             1,025           2,251             546           2,228           6,050
                                    --------------    ------------   -------------  ------   -----    ------------
Accrual balance,
 December 31, 2001                     (euro)1,704     (euro)5,943     (euro)1,023     (euro)1,069     (euro)9,739
                                     =============    ============    ============  ==============    ============

-------------------------------
     (1) Severance charges relate to estimated termination salaries and benefits in connection with the termination of employees, related outplacement fees and other related benefits.

     (2) Facilities and network charges relate to costs to terminate or renegotiate facilities and equipment leases and interconnection agreements.

     (3) Other charges primarily relate to legal and consulting costs expected to be incurred in connection with the restructuring.


                  The following table details the number of employees involved in the restructuring:

                                Total number of employees to be         Total number of employees terminated as of
                                terminated                              December 31, 2001
                                     --------------------------------------- --------------------------------------------
        France                                                     144                                          122
        Germany                                                    231                                          220
        UK                                                          33                                           33

        Europe HQ and other                                         21                                           15
                                     --------------------------------------- --------------------------------------------
        Total                                                      429                                          390
                                     ====================================================================================

         Other income and expense

         We recorded interest income of approximately (euro)12.9 million during the year ended December 31, 2001, compared to (euro)22.4 million for the year ended December 31, 2000. This decrease is the result of decreasing cash and cash equivalents balances.

         We incurred interest expense, net of approximately (euro)14.2 million of capitalized interest expense, of approximately (euro)29.5 million during the year ended December 31, 2001. For the year ended December 31, 2000, interest expense totaled approximately (euro)29.0 million, net of capitalized interest expense of approximately (euro)10.1 million. The interest expense recorded reflects interest on our senior notes due 2010, the accretion of our senior discount notes due 2009 and the amortization of deferred financing costs.

         Foreign exchange gain (loss) and other expense

         For the year ended December 31, 2001, we recorded foreign exchange loss and other expenses of (euro)11.3 million, compared to (euro)18.9 million in foreign exchange loss and other expenses in the year ended December 31, 2000. The foreign exchange loss and other expenses in the year ended December 31, 2001 resulted primarily from an unrealized foreign exchange loss related to our dollar-denominated senior discount notes due 2009 and to losses on the sale of certain fixed assets. The foreign exchange loss in 2000 is attributable primarily to the requirement that we invest the cash we raised in our debt and equity offerings in U.S. treasury bills, pending receipt of an exemption from regulations under the Investment Company Act of 1940. We received that exemption in August 2000.

         Extraordinary Item

         We reported extraordinary items totaling (euro)46.2 million for the year ended December 31, 2001. As a result of our repurchases during the second half of 2001 of (euro)78.1 million face amount of our 14% Senior Notes due 2010, we recorded a gain on early extinguishment of debt totaling
(euro)49.9 million. In addition, the extraordinary item reflects a
(euro)6.0 million write-off of deferred financing costs.

         Net loss

         Our net loss for the year ended December 31, 2001 was (euro)299.0 million, compared to a net loss of approximately (euro)200.5 million for the year ended December 31, 2000. This change resulted primarily from the restructuring, impairment and other charges of (euro)167.6 million, as described above.

         Adjusted EBITDA

         Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of measuring the performance of a company. We consider an adjusted measure we refer to as "Adjusted EBITDA," to be a helpful performance measure of our business. In calculating Adjusted EBITDA, we also exclude non-cash compensation charges and foreign exchange loss and other expenses, including restructuring, impairment and other charges. For the years ended December 31, 2001 and 2000, these expenses totaled (euro)184.1 million and (euro)79.5 million, respectively. We had Adjusted EBITDA losses of approximately (euro)89.5 million and
(euro)93.2 million for the years ended December 31, 2001 and 2000, respectively. We expect to continue to experience operating losses and negative Adjusted EBITDA as a result of our development and market expansion activities.

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

    The following table summarizes our Adjusted EBITDA calculation for the years ended December 31, 2001 and 2000 (amounts in thousands).


                                                               2001               2000
                                                               ----               ----
Net Loss.............................................    (euro)(299,049)  (euro)(200,488)
Interest expense (net of interest income)............            16,618            6,574
Income taxes.........................................                --               --
Depreciation and amortization........................            54,961           22,027
Non-cash compensation charges........................             5,260           60,550
Foreign exchange loss and other expense..............            11,294           18,933
Restructuring, impairment and
   other charges.....................................           167,555               --
Cumulative effect of change in accounting
   principle.........................................                --              263
Gain on early extinguishment of debt.................           (46,168)          (1,053)
                                                                -------         --------
Adjusted EBITDA......................................     (euro)(89,529)   (euro)(93,194)
                                                         ==============   ==============


Year ended December 31, 2000 compared to year ended December 31, 1999

         Revenue

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

         Excluding the effect of SAB 101, our total revenue was approximately(euro)33.6 million for the year ended December 31, 2000, an increase of(euro)30.7 million from(euro)2.9 million for the year ended December 31, 1999. As adjusted for SAB 101, our revenue was(euro)31.5 million for the year ended December 31, 2000. We attribute this increase in revenue to our overall growth resulting from the implementation of our business plan and the deployment of our networks. Specifically, the increase resulted from growth of our customer base, increase in traffic over our networks and a increased demand for services from existing customers. For the year ended December 31, 2000, revenue from retail services totaled(euro)10.4 million; revenue from wholesale services totaled(euro)13.1 million; and revenue from Internet data centers, web hosting and other Internet-related services totaled(euro)8.0 million.

         In France, we had revenue of approximately(euro)23.0 million for the year ended December 31, 2000, compared to approximately (euro)1.9 million for the year ended December 31, 1999. Revenue from our French operations represented 73% of our total revenue for the year ended December 31, 2000. We experienced steady growth of revenue from retail customers in the seven French cities in which our MANs were then operating and our overall signed customer base in France grew to 787 customers as of December 31, 2000. The increase in our customer base and traffic resulted in a total of 671 million minutes of use carried over our networks in France in 2000. During the year ended December 31, 2000, revenue from our Internet data centers, web hosting and other Internet-related services generated 10% of our revenue in France.

         In Germany, we had revenue of approximately(euro)2.9 million for the year ended December 31, 2000, compared to no revenue for the year ended December 31, 1999. This revenue represented 9% of our revenue for the year ended December 31, 2000. The increase in revenue in Germany resulted from the fact that the traffic on our MANs in Germany did not begin until November 1999. As of December 31, 2000, we approximately signed 110 customers in Germany and carried over 44 million minutes of use in Germany. Additionally, revenue from our Internet data centers, web hosting and other Internet-related services cumulatively generated 10% of our revenue in Germany for the year ended December 31, 2000.

         In the United Kingdom, we had revenue of approximately(euro)5.6 million for the year ended December 31, 2000, compared to approximately(euro)1.0 million for the year ended December 31, 1999. Revenue derived from our Internet data center in London, our web hosting and other Internet-related services, represented 64% of revenue in the United Kingdom for the year ended December 31, 2000. We also derived(euro)2.0 million from miscellaneous dial-up services in the United Kingdom during 2000, which represented 36% of our revenue in the United Kingdom.

         Operating expenses

         Network costs

         Our network costs for the year ended December 31, 2000 increased to approximately(euro)33.0 million from(euro)2.3 million for the previous year. This increase resulted primarily from the continued deployment of our networks in France and Germany and the associated costs of establishing interconnection and leasing arrangements. The increase also resulted from increased customer traffic, which resulted in higher interconnection payments to the incumbent telecommunications operators.

         Selling, general and administrative expenses

         For the year ended December 31, 2000, selling, general and administrative expenses totaled approximately (euro)79.6 million, compared to approximately (euro)30.3 million for the year ended December 31, 1999. This increase primarily resulted from the rapid growth in the number of personnel, the expenses related to wages and salaries and our heavy reliance throughout the year on external consultants for management information system implementation. The increase also resulted from administrative and start-up costs associated with the launches of our Internet data centers facilities.

         Allocated costs from an affiliate

         For the year ended December 31, 2000, we recorded approximately(euro)12.1 million of costs allocated from an affiliate, compared with approximately(euro)6.2 million for the year ended December 31, 1999. This increase was primarily a result of increased personnel, legal and accounting costs allocated from CableTel Management, Inc.

         Non-cash compensation charges

         We incurred amortization of stock-based compensation expense of approximately(euro)7.0 million under our fixed stock option plan for the year ended December 31, 2000. This amount was based on deferred compensation at the date of grant totaling approximately (euro)25.1 million.

         We incurred additional stock-based compensation expense of approximately (euro)41.9 million upon completion of our initial public offering in March 2000 due to the resulting vesting of certain CompleTel LLC performance-based vesting common units held by our employees in connection with a qualified public offering. This compensation expense was based on the IPO price of (euro)17.50 per share. In addition, based upon our value as indicated in the IPO, we recorded compensation expense and deferred compensation at the IPO date of approximately (euro)24.0 million and (euro)74.9 million, respectively, for performance-based vesting units that would not have vested as a result of the IPO but that may vest upon a qualified sale by Madison Dearborn Partners or in May 2005 based on a deemed vesting date. For the year ended December 31, 2000, we reduced previously recorded compensation expense by approximately (euro)17.9 million and deferred compensation by approximately (euro)63.8 million, based on the closing price per share on December 31, 2000. These non-cash compensation charges are attributable to employees whose salary and benefits were otherwise classified within selling, general and administrative expenses.

         Depreciation and amortization

         Depreciation and amortization increased to approximately(euro)22.0 million for the year ended December 31, 2000, from approximately(euro)4.3 million for the previous year. The majority of this increase resulted from the build-out of our MANs throughout France and Germany. We started recording network depreciation during the quarter ended June 30, 1999 when we initiated network services.

         Other income and expense

         We recorded interest income of approximately(euro)22.4 million during the year ended December 31, 2000. For the year ended December 31, 1999, interest income totaled approximately(euro)2.4 million. The increase is the result of the investment of our IPO proceeds and proceeds from our senior notes due 2010.

         We incurred interest expense, net of approximately(euro)10.1 million of capitalized interest, of approximately(euro)29.0 million during the year ended December 31, 2000. For the year ended December 31, 1999, interest expense totaled approximately(euro)7.9 million, net of capitalized interest of approximately(euro)1.4 million. The interest expense recorded reflects interest on our senior notes due 2010, the accretion of our senior discount notes due 2009 and the amortization of deferred financing costs.

         Foreign exchange loss and other expense

         For the year ended December 31, 2000, we recorded an(euro)11.4 million foreign exchange loss related to our investment in U.S. treasury bills, which we were required to invest in pending receipt of an exemption from regulations under the Investment Company Act of 1940, we also recorded an unrealized foreign exchange loss of(euro)5.0 million related to our U.S. dollar-denominated senior discount notes.

         Net loss

         Our net loss for the year ended December 31, 2000 was(euro)200.5 million, compared to a net loss of approximately(euro)49.8 million for the prior year. This increase resulted primarily from total non-cash compensation charges of approximately(euro)60.6 million, in addition to the general increases in the operating expenses as described above.

Statements of Cash Flows

         We had cash and cash equivalents of approximately(euro)81.6 million as of December 31, 2001, a decrease of(euro)280.1 from approximately(euro)361.7 million as of December 31, 2000. Additionally, as of December 31, 2001, we had approximately(euro)24.8 million of restricted investments placed in escrow for debt service. As of December 31, 1999, we had cash and cash equivalents of approximately (euro)57.1 million.

         Details of the change in cash and cash equivalents since inception are set forth in the table below.


                                                                                Year Ended December 31,
                                                                            2001         2000          1999
                                                                            ----         ----          ----
                                                                                 (euro, in thousands)


Cash flows from operating activities.........................          (euro)(102,831) (euro)(96,890) (euro)(39,591)

Cash flows from investing activities.........................                (147,035)      (274,192)       (69,630)

Cash flows from financing activities.........................                 (29,679)        678,762       155,610

Effect of exchange rates on cash.............................                    (540)         (3,097)        9,254
                                                                                 -----        -------         -----


Net increase (decrease) in cash and cash equivalents.........                (280,085)        304,583        55,643

Cash and cash equivalents at beginning of period.............                 361,698          57,115         1,472
                                                                              -------          ------         -----


Cash and cash equivalents at end of period...................            (euro)81,613   (euro)361,698  (euro)57,115
                                                                         ============   =============  ============



         Cash flows from operating activities

         During the year ended December 31, 2001, we used approximately
(euro)102.8 million in operating activities, a (euro)5.9 million increase from the approximately (euro)96.9 million used in operating activities for the year ended December 31, 2000. This increase in cash used for operating activities was primarily related to the significant growth of our customer base.

         During the year ended December 31, 2000, we used approximately
(euro)96.9 million in operating activities, a (euro)57.3 million increase from the approximately (euro)39.6 million used in operating activities for 1999. This increase was primarily related to the substantial organization and start-up costs we continued to incur in the development of our networks during 2000.

         Cash flows from investing activities

         We used approximately (euro)147.0 million in investing activities during the year ended December 31, 2001, compared to using approximately
(euro)274.2 million for the year ended December 31, 2000. The decrease was primarily due to proceeds from the issue of our senior note being placed in escrow in 2000, and lower capital expenditure as we completed the buildout of our MANs.

         Our cash flow from investing activities was approximately
(euro)274.2 million for the year ended December 31, 2000, compared to using approximately (euro)69.6 million during the prior year. The increase was primarily due to investment of the proceeds from our IPO during the first quarter of 2000 in property and equipment and the purchase of approximately
(euro)69.7 million of securities to secure interest and principal payments under our senior notes due 2010.

        Cash flows from financing activities

         We used approximately (euro)29.7 million of cash for financing activities during the year ended December 31, 2001, compared to (euro)678.8 million of cash flows provided by financing activities for the year ended December 31, 2000. The change was due primarily to the net proceeds from our IPO being reflected in 2000 and approximately (euro)28.9 million used to repurchase a portion of our outstanding senior notes due 2010 in 2001.

         We had approximately (euro)678.8 million of cash flows from financing activities during the year ended December 31, 2000, compared to
(euro)155.6 million for the year ended December 31, 1999. The increase was due to the net proceeds from our IPO and our senior notes due 2010, less approximately (euro)14.9 million used to repurchase a portion of our outstanding senior discount notes due 2009. Cash flows from financing activities during 1999 resulted from proceeds from our senior discount note offering and equity contributions from CompleTel LLC.

Liquidity and Capital Resources

         The telecommunications business is capital intensive. We used and will continue to need large amounts of capital to fund capital expenditures, working capital, debt service and operating losses. As of December 31, 2001, we had (euro)81.6 million of unrestricted cash and cash equivalents, and (euro)24.8 million of restricted investments.

         We currently anticipate that we will fully utilize our existing cash resources by mid-year 2002. We believe that we will require additional financing in excess of our invested capital and current borrowings in the range of (euro)60 million to (euro)90 million to bring us to cash flow breakeven. Given our funding position, we believe that there is a substantial doubt regarding our ability to continue as a going concern. We have embarked on a process to seek additional forms of capital. However, there can be no assurance that we will be able to obtain the additional financing we need. If we fail to obtain sufficient additional financing, we will effectively cease to be able to conduct our business. Certain of our existing major investors have indicated that they would consider investing an aggregate of up to (euro)30 million (of the estimated (euro)60 million to (euro)90 million shortfall), subject to agreement on terms, as part of a re-capitalization and restructuring that would provide us with sufficient cash resources to fund our business plan to cash flow breakeven. These terms would likely include the conversion into ordinary shares of substantially all of its outstanding debt securities and very substantial dilution to our existing shareholders.

         In March 2000, we completed the initial public offering of our ordinary shares. We issued 31,280,000 ordinary shares in exchange for gross proceeds of approximately (euro)551.4 million.

         Since January 1998, CompleTel LLC, our former ultimate parent, has received (euro)114.3 million in private equity contributions, of which
(euro)63.0 million was contributed to our French operating subsidiary,
(euro)42.3 million was contributed to our German operating subsidiary,
(euro)2.3 million was contributed to us, and the remainder was retained by CompleTel LLC for start up expenditures incurred on our behalf.

         In April 2000, we completed an offering of an aggregate (euro)200 million 14% senior notes due 2010. A portion of the proceeds were used to repurchase U.S.$27.0 million ((euro)27.6 million) principal amount at maturity of our existing 14% senior discount notes due 2009. We lent approximately (euro)78.0 million of the net proceeds to our wholly-owned subsidiary which used the funds to invest in a portfolio of securities which is pledged as security for the 14% senior notes due 2010. We are using the proceeds of these pledged securities to make the first six interest payments on the 14% senior notes due 2010.

         In February 1999, we and CompleTel Holdings LLC completed a units offering consisting of U.S. dollar denominated 14% senior discount notes due 2009 and class B interests in CompleTel Holdings LLC resulting in gross proceeds in respect of the units of approximately (euro)67.1 million, of which (euro)63.1 million was allocated to the 14% senior discount notes due 2009, which represents a substantial discount from the (euro)131.9 million aggregate stated principal amount at maturity of the notes. The remaining
(euro)4.0 million was allocated to the class B interests of CompleTel Holdings LLC. Cash interest will not accrue on the 14% senior discount notes due 2009 prior to February 15, 2004. Commencing February 15, 2004, cash interest on the notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. The notes mature on February 16, 2009. In April 2000, we repurchased (euro)27.6 million principal amount at maturity for (euro)14.9 million.

         During the year ended December 31, 2001, as part of our effort to improve our financial position, we repurchased a total of (euro)78.1 million principal amount of our senior notes due 2010 for a total purchase price of (euro)28.9 million, including (euro)17.7 million in restricted cash released from the escrow established for these notes. We purchased these bonds in the open market.

Capital Expenditures

         We made capital expenditures of approximately (euro)165 million during the year ended December 31, 2001. These capital expenditures were for property and equipment necessary to deploy networks and to connect customers to our MANs and include capitalized interest of (euro)14.2 million. During the years ended December 31, 2000 and 1999, we made capital expenditures of approximately (euro)230.2 million and (euro)97.1 million, respectively, for property and equipment necessary to deploy networks in our initial markets. The decrease in capital expenditures for 2001 is attributable to (a) the completion of the build out of our MANs during the year and (b) our increased concentration on network development to connect new customers to our existing MANs, which generally involves lower expenses in comparison to deployment of new MANs.

         Assuming we obtain the additional funding we need, we currently estimate that we will make aggregate capital expenditures of approximately
(euro)45 million to (euro)55 million for the year ending December 31, 2002, most of which will be expended to connect new customers to our MANs. The actual amount and timing of our future capital requirements may differ materially from our current estimates, and additional financing may be required in the event of departures from our current business plans and projections, including those caused by unforeseen delays, cost overruns, engineering design changes, demand for our services that varies from our expectations, adverse regulatory, technological or competitive developments, difficulties, delays in obtaining necessary rights-of-way, or major changes in market conditions.

Critical Accounting Policies and Estimates

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the Unites States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of our financial statements. Actual results may differ for these estimates under different assumptions or conditions.

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accenting policies, see Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements.

         Revenue Recognition

         Revenue related to non-installation services offered by the Company is recognized in the period the services are delivered.

         Installation revenue is initially deferred upon receipt and amortized to revenue over either the longer of the underlying contract period or the expected customer relationship. Due to our relatively short history, it is difficult to estimate the expected term of our customer relationships. For the purpose of determining the expected terms of customer relationship, we have examined trends in the marketplace for more established companies in addition to using our historical experience.

         Recoverability of Long Lived Assets

         We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

         o significant underperformance relative to expected historical or projected future operating results;

         o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

         o        significant negative industry or economic trends.

         When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate the future anticipated cash flows to determine if we need to take an impairment charge. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, we recognize an impairment loss. The measurement of the impairment loss is based on the fair value of the asset, which we generally determine using a discounted cash flow approach. Additionally, we include recent comparable transactions in the market in our analysis of fair value.

         Allowance for Doubtful Accounts

         The allowance for doubtful accounts is based upon our assessment of probable loss related to overdue accounts receivable. The allowance is maintained on the books either until receipt of payment, or until the account is deemed uncollectable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have attempted to reserve for expected losses based on our past experience and believe our reserves to be adequate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable," i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS 141 than its predecessor, APB Opinion No. 16 although in some instances previously recognized intangibles will be subsumed into goodwill.

         Under SFAS 142, goodwill will no longer be amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 (see Note 8) operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". Under SFAS 142, intangible assets with indefinite lives will not be amortized. Instead, they will be carried at the lower of cost or market value and be tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

         SFAS 141 and 142 are effective for fiscal years beginning after December 15, 2001. We do not anticipate that the adoption of these statements will have a material impact on our results of operations or financial position.

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

         SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. We do not anticipate that adoption of SFAS No. 144 will have a material impact on our results of operations or financial position.

Risk Factors

We need additional capital to enable us to implement our business plan. If we fail to secure sufficient additional financing, our business will be adversely affected and we may effectively cease to be able to conduct our business.

         We currently anticipate that we will fully utilize our existing cash resources by mid-year 2002. We believe that we will require additional financing in excess of our invested capital and current borrowings in the range of (euro)60 million to (euro)90 million to bring us to cash flow breakeven. Given our funding position, we believe that there is a substantial doubt regarding our ability to continue as a going concern. We have embarked on a process to seek additional forms of capital. However, there can be no assurance that we will be able to obtain the additional financing we need on commercially reasonable terms or at all. If we fail to obtain sufficient additional financing, we will effectively cease to be able to conduct our business. In that event, if we declare bankruptcy or attempt to liquidate our operations or sell our subsidiaries, it is unlikely that any amount would be available, after satisfaction of our liabilities, for distribution to our shareholders. Moreover, even if we are able to obtain additional debt or equity investment, we anticipate that any such investment would be conditioned on substantial dilution to our existing shareholders and on either conversion of our outstanding debt securities to a significantly more junior ranking position within our overall capital structure, or the repurchase of those debt securities below current market prices. While we have commenced preliminary discussions with our bondholders concerning a potential restructuring, those discussions may not proceed satisfactorily or result in an agreement.

We have experienced substantial operating losses to date, and we do not know if or when our business will become a profitable enterprise.

         We have generated operating losses and negative cash flow from our operating activities to date, and we expect to continue to experience operating losses and negative cash flow from operations until we establish a sufficient revenue generating customer base. From the commencement of our operations in January 1998 through December 31, 2001, we have incurred cumulative operating losses of (euro)540.5 million and have cumulative negative Adjusted EBITDA before non-cash compensation expense and other non-cash charges, including currency exchange rate gains and losses, of
(euro)225.0 million.

         Our ability to generate positive cash flow and operating profits in the future will depend on a number of factors including our ability to:

         o        finance our business activities;

         o attract and retain customers with substantial network traffic;

         o develop network infrastructure and connect customers in a timely, efficient and cost-effective manner;

         o        attract and retain experienced, qualified personnel;

         o        price our services competitively; and

         o successfully operate our networks and support systems such as billing, provisioning and network management.

         The prices of communication services have fallen in Europe in recent years, and may continue to decline in the future. In addition, we have recently observed signs of general weakness in the European markets, including in France and Germany, for carrier, dial-up Internet access and Internet data center services. This slowdown in the European telecommunications markets could slow the growth in our revenue and our ability to achieve profitability. In response to these adverse market trends, we have adopted some reorganization and restructuring measures to adjust our operations to current and anticipated market conditions. These include the scaling back of our Internet data center operations and of our provision of voice and data services in Germany. However, we may be unable to successfully implement these measures, or other future restructuring measures, and their implementation may not have the desired effect on our operations and financial condition. Moreover, in light of current and anticipated market conditions and the restructuring of our operations, we determined, in accordance with our policy relating to recoverability of long-lived assets, that the values of our German and U.K. assets were impaired. Accordingly, we have recorded charges to write-down the remaining carrying values of these assets to their estimated fair market values, resulting in the write-off of substantial portions of our investment in these operations.

         We may be unable to achieve or maintain operating profits or positive cash flow in the future, in which case we will not be able to meet our working capital or debt service requirements.

The actual amount and timing of our future capital requirements may differ materially from our current estimates due to various factors, many of which are beyond our control.

         The actual amount and timing of our future capital requirements may differ materially from our current estimates due to various factors, many of which are beyond our control. Additional financing may be required in the event of further departures from our current business plans and projections, including those caused by (1) unforeseen delays, (2) cost overruns, (3) engineering design changes, (4) demand for our services that varies from our expectations, (5) adverse regulatory, technological or competitive developments, (6) difficulties or delays in obtaining necessary rights-of-way, or (7) major changes in market conditions. We have experienced and may continue to experience material deviation of our capital requirements from our estimates. For example, revenue generated from our operations during 2001 was lower than we anticipated, increasing our need to generate cash from financing sources and to modify our business plan to reduce our capital requirements.

Our indentures impose significant limitations on how we conduct our business, and a default could significantly impact our ability to operate our business.

         We have significant indebtedness under the indentures governing our 14% senior discount notes due 2009 and 14% senior notes due 2010. The following table shows our debt and equity levels as of December 31, 2001.


 December 31, 2001                                                                  Actual
 -----------------                                                                  ------
Total long-term debt........................................................   (euro)227.7
Shareholders' equity........................................................   (euro)121.9
Total long-term debt as a percentage of total capitalization................         65.1%


         Our indentures impose significant operating and financial restrictions on us. These restrictions may limit, among other things, our ability to:

         o        incur additional indebtedness;

         o pay dividends on, redeem or repurchase our shares or make payments on subordinated indebtedness;

         o create dividend and other payment restrictions affecting our restricted subsidiaries;

         o        make investments and certain other restricted payments;

         o        issue and sell shares of restricted subsidiaries;

         o issue guarantees and incur indebtedness by our restricted subsidiaries;

         o        engage in transactions with shareholders and affiliates;

         o        create liens securing indebtedness;

         o        sell assets or terminate operations; and

         o        engage in mergers and consolidations.

         If we fail to comply with the covenants and restrictions in our indentures, we could trigger defaults under such indentures even if we are able to pay our debt.

         To the extent that we enter into any future debt agreements, we expect that such debt agreements would contain customary covenants for such indebtedness that would require us, among other things, to achieve and maintain specified minimum financial and operating results and that would contain restrictions similar to those in our existing debt agreements.

Development of our activities involves many challenges that could slow or possibly stop the development of our business.

         Our success in developing our business depends on our ability to implement our business plan in a timely manner, at anticipated costs and on acceptable terms and conditions. The successful implementation of our business plan is subject to a variety of factors, including:

         o attracting and retaining skilled, qualified personnel, including sales and marketing personnel;

         o        operating and technical problems;

         o adverse changes in the regulatory environment in our markets;

         o connecting new customers in a timely and cost-efficient manner, and obtaining the required rights-of-way, licenses and permits for doing so;

         o delays by the incumbent operators in delivering interconnection capacity for our increased traffic volume on our network; and

         o        competition and pricing pressures in each of our markets.

         We may encounter difficulties in obtaining sufficient interconnection capacity from incumbent operators, rights-of-way and building permits while we deploy our networks to connect new customers and we may face construction delays caused by other factors outside of our control. We may also encounter difficulties presented by the existence of differing technical standards between the countries in which we deploy networks. As a result, there can be no assurance that we will be able to develop our networks and connect new customers in accordance with our business plan at our anticipated costs.

We depend on effective billing, customer service and information systems, and we may have difficulties in maintaining and operating these systems.

         We have implemented an integrated management information and billing system to coordinate our key business processes. Our operations depend on sophisticated back-office information and processing systems. We rely on these systems to monitor costs, invoice customers, initiate, implement and track customer orders and achieve operating efficiencies. If our information systems are not effective or experience failures, our ability to develop our business and collect revenue could be adversely affected. Errors in or problems with our customer care system could affect our ability to respond quickly and effectively to our customers and, therefore, the quality of our service. The customer care and billing systems we use may require additional enhancements in the future, particularly as traffic volume increases on our network. We may encounter difficulties in enhancing, or integrating new technology into, our systems in a timely and cost-effective manner. We cannot assure that our management information and billing systems will operate effectively and seamlessly, or will perform as expected or that we will be able to upgrade successfully and maintain our management information systems. Any extended difficulties could impair our ability to operate efficiently and to provide adequate customer service.

We rely on third-party equipment and service suppliers. Delays in obtaining or inability to obtain necessary equipment and support services or equipment failure could impair our operation and the quality of our services.

         If we cannot obtain the equipment needed for our planned networks and services, or delivery of the equipment is delayed, or the price of the equipment increases, the development of our business could be disrupted or our costs could increase. We depend on Nortel Networks, Siemens AG, Cisco Systems, Ciena Corporation and Riverstone and other third party suppliers to provide voice, data and Internet switching and transmission equipment, and various suppliers for billing and other information management and operations support systems, and to design, build and install our networks and provide maintenance and repair services. From time to time we have experienced network disruptions due to equipment failure that have necessitated maintenance and repair services on an emergency basis. Failure by our suppliers to provide equipment and services necessary for our operations on a timely basis could have a material adverse effect on our network operations, customer relations and results of operations and financial condition.

We face significant competition and cannot predict how the competitive environment will develop or whether we will be able to compete successfully.

         We have deployed our MANs in recently liberalized markets and are operating in an evolving and increasingly competitive industry. In order to achieve profitability, we must compete effectively against both new market entrants and existing telecommunications providers. We expect to compete with incumbent public telecommunications operators, other existing telecommunications providers and new entrants to our markets, including fiber-based local loop operators, wireless local loop operators, DSL operators, electric and other utilities with rights-of-way or existing cabling that can be used for telecommunications, railways, microwave carriers, telecommunications resellers and large end-users that have private networks. The ongoing liberalization of our markets may also attract other facilities-based operators to enter the markets we serve and intensify competition.

         The telecommunications markets in France, our primary market, has been dominated by France Telecom. France Telecom has significant competitive advantages over us including:

         o greater financial resources, market presence and network coverage;

         o        brand name recognition and customer loyalty;

         o control over local, national and international transmission lines and over access to these lines by other participants; and

         o established relationships with local and national regulatory authorities.

         We also are dependent upon these incumbent public operators, as well as other alternative service providers, for interconnection of our networks to the incumbent infrastructures. Delays in their delivering sufficient interconnection capacity as traffic increases on our network could adversely impact our operations.

         Other facilities-based operators and resellers in our markets may also have some of the same competitive advantages over us, especially with respect to financial resources, market presence and network coverage. In order to effectively compete, we will need to maintain an acceptable cost structure, provide higher value services at competitive prices and generate increasing amounts of telecommunications and data traffic.

Our success depends on our ability to attract, retain and motivate highly skilled, qualified and experienced managerial, sales, marketing, operating, engineering and technical personnel.

         The loss of key personnel, or our inability to recruit qualified personnel could materially adversely affect our business. Our future development and success depends on our ability to attract and retain skilled, qualified and experienced managerial, sales, marketing, operating, engineering and technical personnel. Competition for qualified personnel in the telecommunications industry in Europe is intense and many of our competitors have greater financial resources and other competitive advantages over us. Moreover, we recently made significant reductions in our workforce in Germany and the United Kingdom. These workforce reductions, as well as our limited financial resources, may have an adverse effect on our ability to recruit and retain qualified personnel. Consequently, we cannot assure that we will be able to hire or retain necessary personnel in the future.

A limited number of customers represent a significant portion of our revenue. If we were to lose any of these customers, our revenue could decrease significantly.

         Our three, five and ten largest customers generated approximately 24%, 29% and 37% of our revenue for the year ended December 31, 2001, respectively. These customers include Liberty Surf, which generated slightly over 11% of our overall revenue for the year. There can be no assurance that we will be able to retain these customers or other large customers. The loss, or a decrease, of business from one or more of these customers might result in our revenue decreasing proportionately.

If we do not continually adapt to technological change, we could lose customers and market share.

         We could lose customers and market share if we fail to timely obtain and effectively deploy new technology. The telecommunications industry is subject to rapid and significant changes in services and technology. The effect of technological changes on our business cannot be predicted, and we may be unable to anticipate accurately or in a timely fashion the demand for new technology or obtain access to new technology on satisfactory terms.

We depend on agreements with third-parties to obtain rights-of-way and leased capacity to build and operate our business successfully.

         In order to develop and operate our local networks, we depend on rights-of-way and other agreements to use underground conduit and building access from various parties, including our competitors, governments and private parties. In addition, we occasionally depend on leased local trunking capacity or wireless transmission systems in order to achieve rapid connection of new customers and maximize speed to market. If we cannot obtain or maintain those arrangements on favorable terms, we may not be able to implement our business plan on acceptable terms.

Our success depends on growth in the use of the Internet, electronic commerce, data transmission services, multimedia and other bandwidth intensive applications in our markets. Use of these services in our markets may not increase as we expect.

         Our business depends on use of the Internet, electronic commerce, data transmission services, multimedia and other bandwidth-intensive applications in Europe, and, in particular, in France and Germany. Our business plan currently assumes that the use of such services will increase in the next few years. If the use of data transmission services, multimedia and bandwidth-intensive applications in our markets does not increase as we anticipate, demand for many of our value-added products and services, including high-speed data services, Internet access services and web hosting services, could be lower than we currently anticipate. In addition, because our customers include telecommunications carriers, Internet service providers and other Internet-related companies, adverse trends in the demand for such customers' services could have an indirect effect on the demand for our products and services. In particular, during the past several months a number of our customers have announced restructurings or have filed for bankruptcy, calling into question their continuing demand for our products and services.

Our need to comply with extensive and changing government regulation and licensing requirements could increase our costs and slow our development.

         The telecommunications industry is subject to a significant degree of regulation. We need telecommunications licenses and other equivalent authorizations to operate in each of the countries in which we conduct our business. We cannot assure that we will be successful in maintaining or renewing licenses and other authorizations required for services we provide or plan to provide. We must keep our existing licenses and other authorizations in force in order to continue providing services. In addition, we must comply with current and future regulation and technical standards regarding interconnection, privacy, neutrality, non-discrimination, security, environmental protection, limitations on ownership and public service in order to maintain our licenses and other authorizations and conduct our business.

The liberalization of the various markets in which we plan to operate may not occur on a timely basis.

         Under European Union directives, each individual member state must pass domestic laws to implement the European Union directives, but has significant latitude to do so according to its own national policies. France and Germany have had a legal obligation to liberalize their markets in accordance with these directives since January 1, 1998. Following the outcome of the 1999 Communications Review on July 12, 2000, the EU Commission proposed a package of legislative reforms intended to consolidate, simplify and update the existing regulatory framework. These proposals include a new framework directive for electronic communications networks and services, four specific directives covering the licensing and authorization of network operators and service providers, access and interconnection, universal service and users' rights, data protection and privacy, as well as a regulation on unbundled access to the local loop. These directives have been adopted in February 2002, and the regulation regarding unbundled access to the local loop entered into force on January 2, 2001. In July 2000, the EU Commission also proposed a draft Competition Directive aiming to replace by a single text all existing "liberalization" directives in the telecommunications sector. The draft has been submitted to public consultation. As it develops, EU legislation will continue to have a significant effect on our markets, including future developments relating to the convergence of Internet, media and information technology.

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

         Our operations are not significantly exposed to changes in currency exchange rates, because our revenue, costs, assets and liabilities are, for the most part, denominated in euro. However, the 14% senior discount notes due 2009 expose us to exchange rate fluctuations, because the payment of principal and interest on these notes will be made in dollars, and a substantial portion of our future cash flows used to service these payments will be denominated in euro. While we intend to take steps to minimize exchange rate risks, we find it impractical to protect against all exchange rate risk exposure and, as a result, we will continue to experience foreign currency gains and losses. We cannot assure you that our financial results will not be materially adversely affected by variations in currency exchange rates.

The price of our shares has declined significantly and may experience further declines.

         The market price of our shares has declined significantly in recent months and may experience further declines as we attempt to reorganize our capital structure. This reflects a variety of factors, including,

         o the likely need to dilute our existing shareholder base in order to attract further investment,

         o         anticipated fluctuations in our financial performance,

         o perceived overhang in the debt or equity markets for telecommunications companies,

         o problems related to our industry which pressure the stock prices industry-wide,

         o announcements of technological innovations by our existing or future competitors, or

         o        changes in financial estimates by securities analysts.

         From time-to-time, following periods of decline in the market price of a company's securities, securities class action litigation has been instituted in the United States. The institution of any such litigation against us could result in substantial costs and a diversion of our management's attention and resources, which could materially adversely affect our business, results of operations and financial condition.

Our access to the US capital markets and our ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen LLP and its non-US affiliates, or if Arthur Andersen becomes unable to make the required representations to us or if for any other reason it is unable to perform required accounting services for us.

         Our independent public accountant, Arthur Andersen has informed us that on March 14, 2002, its US affiliate, Arthur Andersen LLP, was indicted by the US Department of Justice on federal obstruction of justice charges arising from the US government's investigation of Enron Corp. As an SEC reporting company, we are required to file with the SEC periodic financial statements audited by an independent public accountant. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen LLP and its non-US affiliates so long as they are able to make certain representations to their auditing clients. We have received the required representations from Arthur Andersen. However, our access to the US capital markets and our ability to make timely SEC filings could be further impaired if the SEC ceases accepting financial statements audited by Arthur Andersen LLP and its non-US affiliates or if Arthur Andersen becomes unable to make the required representations to us or if for any other reason it is unable to perform required accounting services for us.


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

Impact of foreign currency rate changes

         Our revenues, costs, assets and liabilities are, for the most part, denominated in euro, which is our functional currency, effective January 1, 2000. Therefore, we are exposed to changes in currency exchange rates due to our U.S. dollar denominated debt. The senior discount notes which we issued in February 1999 expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in dollars, and a substantial portion of our future cash flows used to service these payments will be denominated in euro. We intend to manage exchange rate risk by incurring financing liabilities denominated in the currency of the country of operations.

         Based on the total December 31, 2001 US dollar borrowings under the senior discount notes, a hypothetical 10% variance in the US dollar to euro exchange rate would create additional foreign exchange results of approximately euro 9.0 million.

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


December 31, 1998...........................................   U.S.$1.181(1)
December 31, 1999...........................................   U.S.$1.007
December 31, 2000...........................................   U.S.$0.942
December 31, 2001...........................................   U.S.$0.8901
-----------

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




                                  PART III

Item 10. Directors and Executive Officers of the Registrant

         For purposes of this annual report (1) "directors" include the individuals who are members of our Supervisory Board; (2) "executive officers" include individuals who are members of the Board of Management; and (3) "employees" include employees of our operating subsidiaries and employees of CableTel Management, Inc., who are seconded to our operating subsidiaries pursuant to certain agreements with CableTel Management, Inc.

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

           The following tables show the composition of our Supervisory Board and Board of Management.

         Supervisory Board

         Current members

         Our Supervisory Board currently consists of the following six members:



 Name                              Age                  Position(s)
 ----                              ---    -----------------------------------

James E. Dovey..................   58   Supervisory Director and Chairman
James C. Allen..................   55   Supervisory Director
Lawrence F. DeGeorge............   56   Supervisory Director
Paul J. Finnegan................   48   Supervisory Director
James H. Kirby..................   33   Supervisory Director
James N. Perry, Jr..............   40   Supervisory Director

        Former members

      William H. Pearson resigned from our Supervisory Board in late February 2002. Mr. James E. Dovey replaced him as Chairman.

      Royce Holland resigned from our Supervisory Board on January 11, 2002. James Kirby replaced him on the audit committee.


         Board of Management

         Current members

         Our Board of Management currently consists of the following members:


 Name                                             Age                        Position(s)
 ----                                             ---    --------------------------------------------------

Tim Samples...................................    45   Managing Director, President and Chief Executive
                                                       Officer of CompleTel Europe N.V., member of the Board
                                                       of Directors of iPcenta Limited, of CompleTel Limited
                                                       (UK) and of CompleTel Headquarters UK Limited
Jerome de Vitry ..............................    40   Managing Director, Chief Operating Officer, President
                                                       of CompleTel Headquarters SAS, Managing Director and
                                                       President of CompleTel GmbH

         Former members

           Hansjorg Rieder and Martin Rushe resigned from their positions as members of our Board of Management shortly before our annual meeting in May 2001 and no longer work for us.


           David E. Lacey, who was elected as a member of our Board of Management on May 30, 2001, resigned from this position and his position as our Chief Financial Officer on November 1, 2001. He was replaced by Mr. J. Lyle Patrick. Mr. Patrick will be appointed to our Board of Management, subject to shareholder approval.


         Other significant employees

         In addition to our executive officers identified above, our key employees include the following persons.


 Name                                               Age                      Position(s)
 ----                                               ---   ------------------------------------------------
John M. Hugo.....................................   41    Corporate Controller and Chief Accounting Officer
Jean-Marie le Monze(1) ..........................   38    Chief Technology Officer
Marie-Laure Ducamp-Weisberg(2)...................   41    Vice President Legal Affairs and General Counsel

-----------

(1) Jean-Marie le Monze replaced Richard Clevenger as our Chief Technology Officer effective July 1, 2001.

(2) Marie-Laure Ducamp-Weisberg replaced Anna Lascar as our Vice President Legal Affairs and General Counsel at the beginning of December 2001. Ms. Lascar terminated her employment with us at the end of December 2001.



         Further information about directors, executive officers and other significant employees



         James E. Dovey was appointed as Chairman of our Supervisory Board in late February 2002 upon the resignation of Mr. William Pearson from this Board. Mr. Dovey served as our Chief Executive Officer from our inception through December 1999. He became our Managing Director in January 2000. He stepped down from that position and was elected Chairman of our Supervisory Board in March 2000, upon the consummation of the initial public offering of our ordinary shares. In May 2001, he stepped down from such position, but remains a member of our Supervisory Board. One of the co-founders of CompleTel LLC, Mr. Dovey has over 30 years' experience in the telecommunications industry. In 1987, Mr. Dovey founded United Cable International, a joint venture between United Cable and United Artists, where he served as CEO until 1990 when that company (by then renamed TCI International) merged with the United Kingdom assets of US WEST Inc. to form TeleWest Communications, plc. Mr. Dovey continued to serve as CEO of TeleWest until his return to the U.S. in late 1992. From 1992 to 1994, Mr. Dovey acted as a private consultant on a variety of U.S. and international telecommunications and cable television projects for TCI, US WEST Inc. and other clients. From 1992 to 1995, Mr. Dovey served as Deputy Chairman for the United Kingdom communications company, IVS Cable International, which developed switched voice and data services in areas such as Oxford, Salisbury and Andover until the business was sold in 1995. In 1994, Mr. Dovey co-founded SPD CableTel Management, Inc., where he actively explored various entrepreneurial opportunities in the U.S. for providing converged cable and telephony services prior to co-founding CompleTel LLC in January 1998.

         William H. Pearson resigned from his position as Chairman and member of our Supervisory Board in late February 2002. He was appointed to this position following his election to our Supervisory Board in May 2001. From March 2000 and until such election, he served as a member of our Management Board. From March 2000 to March 2001, he was our President and Chief Executive Officer. Mr. Pearson, one of the co-founders of CompleTel LLC, has served as President of European Operations of CompleTel LLC since its inception and as its Chief Executive Officer since January 2000. In 1994, Mr. Pearson co-founded SPD CableTel Management, Inc. with Mr. Dovey. Between 1980 and 1994, Mr. Pearson held a variety of senior management positions with US WEST Inc. From 1983 to 1989, Mr. Pearson worked in US WEST's cellular division, including starting up its marketing department in 1983, becoming head of strategic planning in 1986, and managing the Rocky Mountain region from 1987 to 1988. In 1989, Mr. Pearson relocated to the United Kingdom, and he served as Senior Vice President of Marketing and Planning for TeleWest from 1990 to 1992, where he worked to develop US WEST's cable telephony strategy, and as Executive Director of Business Development for US WEST International from 1993 to 1994, where he evaluated numerous local loop opportunities in Western Europe and Latin America. In 1992, Mr. Pearson was an adjunct professor of graduate-level marketing at the University of Wisconsin-Madison School of Business.

         James C. Allen served as a member of our Supervisory Board since the consummation of the initial public offering of our ordinary shares in March 2000. He also has served as a Director of CompleTel LLC since December 1998. From March 1993 to January 1998, Mr. Allen was the CEO and Vice-Chairman of Brooks Fiber Properties, Inc. Since June 1998, Mr. Allen has acted as an investment director and member of Meritage Investment Partners LLC, a Denver-based private equity firm that invests exclusively in telecommunication companies. Mr. Allen also currently serves on the boards of directors of WorldCom Inc., a publicly traded U.S. international telecommunications company, of Masergy, Inc. and of Xspedius, Corp., each, a privately held U.S. telecommunications company, and of David Lipscomb University in Nashville, Tennessee.

         Lawrence F. DeGeorge served as a member of our Board of Management from January 2000 to March 2000, when, upon the consummation of the initial public offering of our shares, he stepped down from this position and was elected to our Supervisory Board. He also has served as a Director of CompleTel LLC since January 1998. Mr. DeGeorge is a private investor who has managed and participated in a number of principal equity investments in technology and communications companies, including, since December 1995, as President and Chief Executive Officer of LPL Investment Group, Inc., LPL Management Group, Inc. and DeGeorge Holdings Ltd. From June 1987 to January 1991, Mr. DeGeorge held various positions with Amphenol Corporation, including serving as President from May 1989 to January 1991, as Executive Vice President and Chief Financial Officer from June 1987 to May 1989 and as a director from June 1987 until January 1991. Mr. DeGeorge also currently serves as a director of Advanced Display Technologies, which is a publicly traded company, and several private companies, including GigaRed LLC, iplan networks, HomeSource Capital Mortgage LLC and Cervalis LLC.

         Paul J. Finnegan served as a member of our Board of Management from January 2000 to March 2000, when, upon the consummation of the initial public offering of our shares, he stepped down from this position and was elected to our Supervisory Board. He also has served as a Director of CompleTel LLC since May 1998. Mr. Finnegan is a Managing Director of Madison Dearborn Partners, Inc., a private investment firm, where he specializes in investing in companies in the communications industry. Prior to co-founding Madison Dearborn Partners in 1993, Mr. Finnegan was a vice president at First Chicago Venture Capital for 11 years. He currently serves on the boards of directors of Allegiance Telecom, Inc. and Rural Cellular Corporation, each of which is publicly traded, and of several private companies, including GigaRed LLC, iplan networks, Telemundo Holdings, Inc. and Reiman Holding Company, LLC. He also is a member of the board of trustees of The Skyline Fund, a small-cap mutual fund.

         James H. Kirby served as a member of our Supervisory Board since the consummation of the initial public offering of our shares in March 2000. In January 2002, Mr. Kirby was appointed by our Supervisory Board as a member of our Audit Committee, replacing Mr. Royce Holland. Mr. Kirby has also served as a Director of CompleTel LLC since May 1998. Mr. Kirby is a Managing Director of Madison Dearborn Partners, Inc., a private investment firm where he specializes in investing in companies in the communications industry. Prior to joining Madison Dearborn Partners in 1996, Mr. Kirby worked in investment banking and private equity investing at Lazard Freres & Co. LLC and The Beacon Group LLC. He currently serves on the boards of directors of several private companies, including iplan networks, GigaRed LLC, Madison River Communication, LLC, New Radio Tower GmbH, Prontonet S.p.A., Star Technology Group Limited, OnCue Ltd. and PaeTec Communications.

         James N. Perry, Jr. served as a member of our Supervisory Board since the consummation of the initial public offering of our shares in March 2000. He also has served as a Director of CompleTel LLC since May 1998. Mr. Perry is a Managing Director of Madison Dearborn Partners, Inc., a private investment firm where he specializes in investing in companies in the communications industry. Prior to co-founding Madison Dearborn Partners in 1993, Mr. Perry was an investment officer at First Chicago Venture Capital for eight years. He currently serves on the boards of directors of Allegiance Telecom, Inc., Focal Communications Corporation, VoiceStream Wireless Corporation, which are publicly traded companies, and Clearnet Communications, a privately held company.

         Timothy A. Samples was appointed as our Chief Executive Officer in March 2001. Our shareholders approved this appointment and elected him to our Management Board at the end of May 2001. Between February 2000 and February 2001, Mr. Samples served as President and Chief Executive Officer of FirstMark Communications Europe. From September 1997 to February 2000, he served as Managing Director of One2One. Between 1986 and 1997, Mr. Samples held a number of senior level positions within MediaOne Group (formerly part of US West Inc.), most recently as Vice President Domestic Wireless Operations and Investment from June 1996 to September 1997 and as Vice President and General Manager South West Region from June 1992 to June 1996 to US West New Vector.

         J. Lyle Patrick became our Chief Financial Officer as of November 1, 2001. Prior to joining CompleTel, Mr. Patrick was the Group Vice President and Chief Financial Officer of McLeodUSA, a Midwest based competitive local exchange carrier, a post he held since 1997. Prior to McLeodUSA, Mr. Patrick was the Executive Vice President and CFO of Consolidated Communications, a regional telecommunications company which merged with McLeodUSA in 1997. Prior to joining Consolidated Communications, he was a partner of Arthur Andersen, CompleTel's current accounting firm, from 1984 through 1988. Mr. Patrick has been active throughout the telecommunications industry and has served as Chairman of CompTel (U.S.- based competitive association), Chairman of the Illinois Telecommunications Association, and on the Board and several committees of the United States Telephone Association.

         David E. Lacey resigned from his position as a member of our Board of Management and our Chief Financial Officer on November 1, 2001. He was appointed to these positions in March 2000, upon the consummation of the initial public offering of our ordinary shares. He joined CompleTel LLC in December 1998 and was appointed Chief Financial Officer and Treasurer of CompleTel LLC at that time. Prior to joining CompleTel LLC, Mr. Lacey served in a variety of positions for Storage Technology Corporation, including, from June 1996 to December 1998, as Executive Vice President and Chief Financial Officer, from February 1995 to May 1996 as Interim Chief Financial Officer and Corporate Vice President, and from October 1989 to February 1995, as Corporate Controller.

         Jerome de Vitry was appointed our Chief Operating Officer in January 2001 and became a member of our Board of Management at the end May 2001. Mr. de Vitry joined us in February 1999, and from March 1999 until January 2001, he served as the President of CompleTel Headquarters S.A.S and as Managing Director and President of CompleTel GmbH. Prior to joining CompleTel, Mr. de Vitry was Vice President of Radio Communications France for Alcatel Access System Division from January 1995 until December 1999. From January 1993 until December 1995, Mr. de Vitry was Vice President Marketing, Research and Development for Alcatel Radio Transmissions Systems.

         John M. Hugo was appointed our Corporate Controller and Chief Accounting Officer in March 2000, upon the consummation of the initial public offering of our ordinary shares. Mr. Hugo joined CompleTel LLC as its Corporate Controller in April 1999. Prior to joining CompleTel LLC, Mr. Hugo was the Assistant Corporate Controller for Jones Intercable, Inc. from 1994 to 1999. From 1988 to 1993, Mr. Hugo was employed with Arthur Andersen's audit and business advisory services division.

         Marie-Laure Ducamp Weisberg joined us in October 2001. As of January 2, 2002, after a transition period, Ms. Weisberg replaced Anna Lascar, who was our General Counsel since our founding in 1998. Ms. Weisberg started her career in Paris in 1979 with the law firm Brizay, Meilichon, Prats, Moitry. She was later actively involved in merger and acquisition, joint venture and corporate finance advisorship with Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel P.A. in Miami (1981-1982), Mayer Brown & Platt in Wshington DC (1983-1985) and Latham & Watkins in New York (1986-1989). In 1992 Marie-Laure joined Chanel in New York as Assistant General Counsel for international affairs and General Counsel for their subsidiary Holland & Holland. In 1999, Marie-Laure joined the London offices of Paul, Hastings as Senior Attorney within the Corporate Department, where she advised on telecommunications, media and information systems industry licensing, investment, joint venture and other corporate finance issues.

         Jean-Marie Le Monze was appointed our Chief Technology Officer in May 2001. Mr Le Monze joined us in July 1998 and successively served as Vice-President Engineering and Vice-President Engineering and Operations of our French operating subsidiary. Prior to joining us, Mr. Le Monze spent four and a half years in the United Kingdom where he served as Director of Network & Services and Director of Digital Services of General Cable PLC, a UK-based cable TV and telecommunication operator. From 1991 to 1993, Mr. Le Monze was the Head of Data Communication at Matra Communication, the second largest telecommunication provider in France. Before that date, Mr. Le Monze served in a variety of positions as a consulting and telecommunications advisor.


Committees of the Supervisory Board

         We have established three Supervisory Board committees, including:

         o        an audit committee;

         o        a compensation committee; and

         o        an executive committee.

         The audit committee. The members of the audit committee include Messrs. Allen, DeGeorge and Kirby. Mr. Kirby joined our audit committee in January 2002, replacing Mr. Royce Holland, who resigned from his positions as member of our Supervisory Board, and its audit committee. The audit committee is responsible for making recommendations to the Board of Management regarding the selection of independent auditors, reviewing the results and scope of the audit and other services provided by our independent accountants and reviewing and evaluating our audit and control functions.

         The compensation committee. The members of the compensation committee include Messrs. Allen, DeGeorge and Finnegan. The compensation committee is responsible for reviewing, and as it deems appropriate, recommending to the Supervisory Board with respect to members of the Board of Management, and to the Board of Management with respect to other managerial employees, policies, practices and procedures relating to compensation and the establishment and administration of employee benefit plans. The compensation committee is responsible for making recommendations to the Board of Management in relation to any employee stock option, stock purchase or other rights plans, and advises and consults with our officers as may be requested regarding managerial personnel policies.

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

Beneficial ownership reporting compliance

         Under Section 16(a) of the Securities Exchange Act of 1934, members of our Supervisory Board and Board of Management and certain other officers and persons holding more than 10% of our ordinary shares are required to file forms reporting their beneficial ownership of our ordinary shares and subsequent changes in that ownership with the Securities and Exchange Commission. Based solely upon a review of copies of such reports filed on Forms 3, 4 and 5, and amendments thereto furnished to us, we are not aware of any failure by any of our directors, executive officers or principal shareholders to comply on a timely basis with all Section 16(a) filing requirements during the fiscal year ended December 31, 2001.

Compensation of members of the Supervisory Board

         We reimburse the members of our Supervisory Board for their reasonable out-of-pocket expenses incurred in connection with attending our and any of our subsidiaries' board or committee meetings. Additionally, we maintain directors' and officers' indemnity insurance coverage. Except for Mr. Dovey, who was compensated for his services as Chairman of our Supervisory Board, our Supervisory Directors receive no other compensation for services provided as members of our Supervisory Board, as members of boards of any of our subsidiaries, or as members of any board committee.

         Mr. Dovey was compensated for his services as Chairman of our Supervisory Board until he stepped down from this position on May 30, 2001. Mr. Dovey, continues serve as a member of our Supervisory Board and was re-appointed to the position of Chairman in late February 2002, and currently receives compensation of $1,000 per month for his services. The total amount paid to Mr. Dovey during the year ended December 31, 2001 was $60,201 ((euro)67,245).

Item 11. Executive Compensation

Compensation of named executive officers

         The following table sets forth in summary form all compensation paid, for each year in the three-year period ended December 31, 2001, to each of:

         a) the person who became our Chief Executive Officer at the end of May 2001;

         b) other than our Chief Executive Officer, the two persons who were serving as our executive officers at the end of 2001;

         c) the person who was our Chief Executive Officer last year until the end of May 2001; and

         d) other than this former Chief Executive Officer, two of our former executive officers who served as such for part of last year (together with the persons specified above, our "Named Executive Officers").




         Summary compensation of named executive officers

                                                                 Annual Compensation (1)              Long-Term
                                                   ------------------------------------------------   Compensation
                                                                                                      -----------------

                                                                                         Aggregate    Number of Shares
                                                                           Other Annual     Annual    Underlying Awarded
     Name and Principal Position      Fiscal Year   Salary       Bonus    Compensation  Compensation      Options      Other Payouts
 -----------------------------------  ----------- ----------   ---------  ------------  ------------   -------------   -------------
                                                   ((euro))    ((euro))   ((euro))(2)     ((euro))                        ((euro))
Tim Samples (1)(3)..................     2001      372,333          --     1,069,717     1,442,050         1,500,000             --
President and Chief Executive
 Officer............................     2000          --           --            --            --                --             --
                                         1999          --           --            --            --                --             --

William H. Pearson  (1)(4)(11)......     2001     168,480           --       389,639       558,119                --             --
Former Chairman of the Supervisory       2000     205,349      162,750       187,710       555,809                --             --
Board, former President and Chief
Executive Officer                        1999     172,572      172,572        73,796       418,940                --             --

Jerome de Vitry(6)(11)..............     2001     236,897           --            --       236,888           400,000     749,672(9)
Chief Operating Officer                  2000     147,661       79,428            --       227,089                --       2,206(9)
                                         1999     129,607       32,131            --       161,738                --             --

J. Lyle Patrick (1)(7)..............     2001      41,888           --         1,414        43,303           500,000             --
Chief Financial Officer                  2000          --           --            --            --                --             --
                                         1999          --           --            --            --                --             --

David E. Lacey(1)(5)(11)............     2001     202,805           --        53,108       255,913                --             --
Former Chief Financial Officer           2000     189,875       94,938       111,235       396,048                --             --
                                         1999     159,659       79,829            --       239,488                --             --

Martin Rushe(1)(8)..................     2001      70,871           --            --        70,871                --  456,207(9)(10)
Former Managing Director and             2000     156,038       46,811            --       202,849                -- 133,330 (9)(10)
President of CompleTel UK Limited        1999      90,513        6,171            --        96,684                --              --
and iPcenta Limited




 (1) Compensation amounts for Messrs. Pearson, Samples, Patrick and Lacey were converted from U.S. dollars to euro using the following average exchange rates for the relevant fiscal years: for 1999, U.S.$1.00 = (euro)0.9392; for 2000, U.S.$1.00 = (euro)1.0850; for
         2001, U.S.$1.00 = (euro)1.1170. Compensation amounts for Mr. Rushe were converted from pounds sterling to euro using the average exchange rates for the relevant fiscal years.

(2) Includes perquisites and other benefits paid in excess of 10% of the total annual salary and bonus received by such officer during the last fiscal year. These amounts consist of housing allowances, moving expenses and travel expenses associated with the relocation of these executives to Paris and London and their ongoing foreign service.

(3)      Mr. Samples was appointed as our Chief Executive Officer in March 2001.

(4) Mr. Pearson served as our Chief Executive Officer from March 2000 to March 2001. After his resignation from this position, he continued to receive compensation of $1,000 per month. These compensation payments ceased effective February 28, 2002.

(5) Mr. Lacey joined us in December 1998 and served as our Chief Financial Officer from March 2000 through November 2001. Under the terms of his resignation, Mr. Lacey is to continue to receive compensation of $1,000 per month. These compensation payments shall cease on June 30, 2002.

(6) Mr. de Vitry was appointed as our Chief Operating Officer in January 2001. On May 30, 2001, he was elected as one of our Managing Directors. He also serves as President of CompleTel Headquarters S.A.S. and as Managing Director and President of CompleTel GmbH.

(7) Mr. Patrick was appointed as our Chief Financial Officer in early November 2001.

(8) Mr. Rushe resigned from his positions as member of our Board of Management and President of iPcenta UK Limited in late May 2001.

(9) For 2000, these amounts include (a) (euro)888 and (euro)488, which was the value to Messrs. de Vitry and Rushe, respectively, of interest free loans we made in support of the repayment of interest under loans in the amounts of (euro)567,000 and
         (euro)309,000, made to Messrs. de Vitry and Rushe, respectively, by a commercial bank in connection with our initial public offering, and (b) (euro)1,318 and (euro)718, respectively, of loan insurance payments we made in connection with these commercial loans. The value of the interest free loans we extended to Messrs. de Vitry and Rushe, has been computed based on the difference between the 0% interest rate on the interest free loans we provided and the 4.95% annual interest rate accrued on the commercial loans.

         For 2001, these amounts include (a) amounts we paid to the commercial bank covering Messrs. de Vitry and Rushe's for loan shortfalls, (b) the value of the interest free loans and insurance payments we extended in connection with the commercial loans, and
         (c) reimbursement of taxes. The total value of the payments and benefits made to Messrs. De Vitry and Rushe during 2001 in connection with these commercial loans was (euro)749,672 and
         (euro)408,451, respectively. See Item 13--Certain Relationships and Related Transactions.

(10) Includes(euro)47,756 and(euro)132,124 we forgave during 2001 and 2000, respectively, in conncetion with a forgivenable loan, dated March 23, 2000, we made to Mr. Rushe. See Item 13-Certain Relationships and Related Transactions.

(11) As of December 31, 2001, each of the following Named Executive Officers owned restricted units of CompleTel LLC, our former ultimate parent. Their ownership of these units constitutes an indirect ownership interest in our ordinary shares held by CompleTel LLC. The total number and market value (based on the price of our ordinary shares on the Nasdaq National Market) of the restricted shares underlying these units owned by each of the Named Executive Officers as of December 31, 2001 were as follows:
         Mr. Pearson, 1,468,325 (U.S.$1,380,226); Mr. Lacey, 199,266
         (U.S.$187,310); Mr. de Vitry, 116,311 (U.S.$109,332). For
         information on the vesting of these CompleTel LLC units, see "Employee investments in CompleTel LLC units."




Equity incentive plans

         General

         Since our inception, we have provided two forms of equity incentive plans to our employees. Prior to our initial public offering, executive management and selected key employees were given the opportunity to indirectly invest in our equity capital by purchasing ownership interests in CompleTel LLC, a limited liability company which held our shares. After our initial public offering in March 2000, we established a stock option plan. For further information about our stock option plan, see
Item 5--"Market for Registrant's Common Equity and Related Stockholder Matters--Shares Authorized for Issuance under the CompleTel Europe N.V. 2000 Stock Option Plan." Set forth below are further details about these two forms of equity ownership by our senior employees.

         Employee investments in CompleTel LLC units

         Prior to our initial public offering, in 1998 and 1999, executive management and selected key employees of us and of CompleTel LLC, our ultimate parent at the time, purchased common ownership interests in CompleTel LLC. These interests consisted of (a) non-performance time vesting units and (b) performance vesting units of CompleTel LLC. In general, employees' ownership interests in the non-performance units rateably vest over a four year period, subject to the employees' continued employment by CompleTel LLC or its subsidiaries (including us and our subsidiaries). Accordingly, upon termination of employment for any reason, vesting ceases and CompleTel LLC becomes entitled to repurchase all unvested units of the former employees at their original cost.

         Employees' ownership interests in performance vesting units are subject to these time vesting conditions and to performance vesting conditions, based upon the valuation of CompleTel LLC's equity securities. In the event that any performance units remain unvested (due to failure to meet the specified equity valuation targets) after the expiration of the performance-vesting period on May 18, 2005, such units will be forfeited.

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

         As of December 31, 2001, after giving effect to vesting that occurred on that date, outstanding CompleTel LLC non-performance vesting units representing indirect ownership interest in approximately 3,300 of our ordinary shares remained unvested, and approximately 4.8 million of our ordinary shares issued or distributed to our employees in consideration for unvested non-performance CompleTel LLC units remained subject to similar time vesting restrictions. In addition, as of December 31, 2001, outstanding CompleTel LLC performance vesting units representing an indirect ownership interest in approximately 1 million of our ordinary shares remained unvested.

         Our 2000 stock option plan

         Our 2000 Stock Option Plan is the only equity incentive plan that we currently have outstanding. This plan provides for the grant to our employees of options to purchase our ordinary shares. All of our employees (including management) are eligible to participate in this plan. As of December 31, 2001, 667 employees, and two members of our Board of Management held options under the plan, or shares acquired pursuant to the exercise of such options. No options were held by members of our Supervisory Board. For summary data relating to "our shares autorized for issuance under our 2000 stock option plan", see the subsection with this title under Item 5.

         Options granted under the plan are subject to the following terms.

Vesting. Options granted to employees resident in France vest in an increment of 60% on the second anniversary of the date of the grant and in two additional increments of 20% on the third and fourth anniversaries of the date of the grant. Options granted to employees resident in the United Kingdom, Germany and the United States vest in annual increments of 25%, commencing on the first anniversary date of the grant. The options are valid for a period of 10 years from the date of their grant by the Managing Board.

Exercise Price. The exercise price of any options granted under the plan must be at least equal to the fair market value of the shares. Subject to the exception noted below, the fair market value is deemed to be the closing price of the shares on the Paris Bourse, or the principal stock exchange outside the United States on which the shares are traded, on the date the option is granted. With regard to options granted to employees resident in France, the exercise price may not be lower than the average closing price of the shares on the Paris Bourse over the 20 trading days preceding the grant. With regard to options granted to employees resident in the United Kingdom, so long as the shares are not listed on the London Stock Exchange or the New York Stock Exchange, fair market value is determined by the Shares Valuation Division of the Inland Revenue in the United Kingdom.

Options granted during Fiscal Year ended December 31, 2001

         General

         All options granted during the fiscal year ended December 31, 2001, were granted under our 2000 Stock Option Plan.

         During 2001, six of the holders of stock options granted under our 2000 Stock Option Plan exercised their stock options, for 6,270 of our ordinary shares. However, none of our executive officers and senior employees included in the tables below have exercised any stock options during 2001.

         Options grants to members of our Supervisory Board

         Members of our Supervisory Board generally do not participate in our equity incentive plans. Accordingly, during the fiscal year ended December 31, 2001, we did not grant any stock options to members of our Supervisory Board.

         Options granted to our Named Executive Officers

         The following table sets forth information relating to the options granted during the fiscal year ended December 31, 2001 to each of our Named Executive Officers. None of our Named Executive Officers had vested options as of December 31, 2001.


                                                                                                           Potential Realizable
                                                                                                         Value at Assumed Annual
                                                                                                           Rates of Stock Price
                                                           Individual Grants                             Appreciation for Option
                                                                                                                   Term
                                    -----------------------------------------------------------------    -------------------------

                                                      Percent of
                                                    Total Options
                                      Number of       Granted to
                                        Shares       Employees in
                                     Underlying       Fiscal Year    Exercise        Expiration
 Name and Principal Position          Options            2001         Price            Date (s)               5%           10%
 ---------------------------          --------           ----         ------           --------               --           ---
                                                                     ((euro)per                         ((euro))          ((euro))
                                                                       Share)
Named Executive Officers
Tim Samples ....................      1,500,000           26.3%          3.94      March 14, 2011               0            0
President and Chief Executive
 Officer

William H. Pearson..............             --              --            --                  --              --           --
Former Chairman of the
Supervisory Board

Jerome de Vitry.................        400,000            7.0%          6.81    January 30, 2011               0            0
Chief Operating Officer

J. Lyle Patrick.................        500,000            8.8%          1.19   December 15, 2011         349,799      909,371
Chief Financial Officer

David E. Lacey..................             --              --            --                  --              --           --
Former Chief Financial Officer

Martin Rushe....................             --              --            --                  --              --           --
Former Managing Director and
President of CompleTel
UK Limited and iPcenta
Limited


As of March 1, 2002, outstanding options held by members of our Board of management were 1,900,000, corresponding to 1,900,000 of our ordinary shares.

Stock options granted to other senior employees

The following table sets forth information relating to the stock options granted in the fiscal year ended on December 31, 2001 to the group comprising the ten employees (other than Named Executive Officers) who were granted the most stock options during 2001.


                           ------------------------------------------------------------

                                                Percent of Total
                            Number of Shares   Options Granted to    Weighted-Average
                               Underlying         Employees in        Exercise Price
                                Options         Fiscal Year 2001      ((euro)per Share)
                                -------         ----------------     ------------------

Ten Employees as a Group      1,462,160           25.7%                1.09


Employment agreements

         William H. Pearson

         In May 1998, CompleTel LLC's wholly owned subsidiary, CableTel Management, Inc., entered into an employment agreement with Mr. Pearson. This employment agreement was amended effective January 1, 2000, and was terminated on May 30, 2001, upon Mr. Pearson's resignation from his positions as our President, Chief Executive Officer and Managing Director. The employment agreement for Mr. Pearson, who was seconded to us, included the following terms.

Salary. During the course of his employment, Mr. Pearson was entitled to receive an annual base salary of U.S.$183,750, U.S.$189,263 and U.S.$250,000 for 1999, 2000 and 2001, respectively.

Bonus. At the end of each calendar year, Mr. Pearson was entitled to receive an incentive bonus of up to 55% of his annual salary, subject to achievement of certain performance benchmarks.

Tax equalization. As an expatriate, Mr. Pearson was subject to additional taxes and different taxes than if he lived and worked in the United States. Consequently, his employment agreement contained tax equalization provisions designed to ensure that he was to be placed in substantially the same economic position as if he were employed in the United States.

Severance. Mr. Pearson, or his respective beneficiaries, was entitled to receive severance benefits if his employment were to be terminated due to death, disability or non-performance, in an amount equal to his base salary and benefits for nine months. He was also entitled to receive severance benefits equal to his base salary, benefits and bonuses for 24 months after the date of termination if he were to be terminated without cause or constructively terminated within six months after a change in control. In case of resignation or termination for a cause, no severance benefits were due.

         On May 30, 2001, Mr. Pearson stepped down from his positions as our President, Chief Executive Officer and Managing Director. As of that date, Mr, Pearson was no longer employed by us. However, he continued to receive compensation of $1,000 per month. These compensation payments have ceased on February 28, 2002.

         Tim Samples

         Effective as of March 1, 2001, we entered into an employment agreement with Mr. Samples to serve as our President and Chief Executive Officer. The employment agreement for Mr. Samples includes the following terms:

 Salary. During the course of his employment, Mr. Samples is to receive an annual base salary of U.S.$400,000, which salary may be increased by our Supervisory Board.

 Bonus. As incentive to entering the employment agreement, we granted Mr. Samples a forgivable loan in the amount of (euro)865,000. The loan was forgiven in accordance with its terms, as Mr. Samples is still employed with us. In addition to the forgivenable loan, at each anniversary of the effective date of his employment agreement, Mr. Samples will be entitled to receive an incentive bonus of up to 50% of his annual base salary if he achieves certain performance targets set by our Supervisory Board. At the discretion of the Supervisory Board, this bonus may be increased by up to 200% of the annual base salary for outstanding performance. For the first year of employment, we have agreed to pay Mr. Samples the said 50% bonus regardless of any performance targets.

 Options. Mr. Samples received options to purchase 1,500,000 ordinary shares in accordance with our 2000 Stock Option Plan and certain special provisions approved by our Board of Management and Supervisory Board.

 Severance. Mr. Samples will be entitled to receive severance benefits if he is terminated or constructively terminated without cause, or if he is terminated or constructively terminated within six months after a change of control. The severance benefits payable upon such termination shall equal his base salary, and his benefits will continue for 24 months following termination in the event he is terminated prior to the first anniversary of his employment, or for 12 months following termination in the event he is terminated after the first anniversary of his employment. In each case, Mr. Samples will be entitled to a pro-rata portion of his performance bonus, based on the number of days he is employed during the relevant fiscal year.

         J. Lyle Patrick

         In November 2001, CableTel Management, Inc. entered into an employment agreement with J. Lyle Patrick, our Chief Financial Officer. The employment agreement with Mr. Patrick, who is seconded to us, includes the following terms.

 Salary. During the course of his employment, Mr. Patrick is to receive an annual base salary of U.S.$225,000. This amount may be increased by our Compensation Committee.

 Bonus. At each calendar year, Mr. Patrick is entitled to receive an incentive bonus of up to 50% of his base salary, subject to meeting certain performance targets.

 Tax equalization, cost of living adjustments and housing. As an expatriate, Mr. Patrick is subject to additional taxes and different taxes than if he lived and worked in the United States. Consequently, his employment agreement contains tax equalization provisions designed to ensure that he is to be placed in substantially the same economic position as if he were employed in the United States. Mr. Patrick is also entitled to cost of living adjustments, reflecting the difference in the cost of goods and services in England as opposed to the United States, as determined by an independent advisor. In addition, he is entitled to accommodation expenses of up to (pound)5,000 per month.

 Severance. Mr. Patrick, or his respective beneficiaries, will be entitled to receive severance benefits if his employment is terminated due to death, disability or non-performance, in an amount equal to his base salary and benefits for three months. He will also be entitled to receive severance benefits equal to his base salary, benefits and bonuses for three months after the date of termination if he were to be terminated without cause or constructively terminated within six months after a change in control. In case of resignation or termination for a cause, no severance benefits are due.

Jerome de Vitry

         In December 1998, we entered into an employment agreement with Jerome de Vitry, which subsequently was amended effective January 1, 2001. The employment agreement for Mr. de Vitry includes the following terms.

 Salary. During the course of his employment, Mr. de Vitry is to receive an annual base salary of(euro)190,561.

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

         David E. Lacey

         In December 1998, CableTel Management, Inc. entered into an employment agreement with Mr. Lacey, our Chief Financial Officer at the time. This agreement subsequently was amended effective January 1, 2000. The employment agreement of Mr. Lacey, who was seconded to us, included the following terms.

 Salary. During the course of his employment, Mr. Lacey was entitled to receive an annual base salary of U.S.$175,000 (which amount has been increased to U.S.$180,250 for 2001). Mr. Lacey's employment agreement provided for tax equalization. However, as of December 28, 2000, Mr. Lacey was no longer an expatriate.

 Bonus. At the end of each calendar year, beginning in 1999, Mr. Lacey was entitled to receive an incentive bonus of up to 50% of his annual salary, subject to achievement of certain performance benchmarks.

 Severance. Mr. Lacey, or his beneficiaries, were entitled to receive severance benefits in an amount equal to his base salary and benefits for three months in the event his employment was to be terminated due to his death, disability, or nonperformance, or terminated without cause, or terminated within six months after a change of control. In case of resignation or termination for cause, no severance benefits were due.

         On November 1, 2002, Mr. Lacey resigned from his position as our Chief Financial Officer. In accordance with the terms of his resignation, Mr. Lacey is to continue to receive compensation of $1,000 per month for consultancy services. These compensation payments shall cease on June 30, 2002.

         Martin Rushe

         In June 1999, our wholly owned subsidiary, iPcenta Limited, entered into a service agreement with Mr. Rushe. Mr. Rushe's employment with us terminated in late May 2001. His employment agreement included the following terms.

 Salary. During the course of his employment Mr. Rushe was entitled to receive an annual base salary of(pound)65,000, subject to review in January of each year.

 Bonus. During the course of his employment, Mr. Rushe was entitled to receive an annual incentive bonus of up to 25% of his base salary, based on certain requirements concerning the performance of iPcenta.

 Pension and Other Benefits. Mr. Rushe was eligible to join our contributory pension scheme. The contribution was 5% of his base salary with CompleTel contributing 12% of his base salary.

Compensation committee interlocks and insider participation

         The members of our compensation committee include Messrs. Allen, DeGeorge and Finnegan. All these individuals also serve on the board of CompleTel LLC. In addition, Mr. Dovey, member and Chairman of our
Supervisory Board is a member of CompleTel LLC's board.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the
beneficial ownership of our ordinary shares as of March 1, 2002 by:

         o        each of our Named Executive Officers, except for Mr.
                  Martin Rushe, a former executive officer who is no longer required to report his benficial ownership in our ordinary shares;

         o each member of our Supervisory Board and persons nominated to become members of our Supervisory Board;

         o all our executive officers and members of our Supervisory Board as a group;

         o        all members of our personnel, as a group;

         o each shareholder who is known to us to own beneficially more than 5% of our ordinary shares as of such date.


                                                                                                   CompleTel Europe N.V.
Name of Beneficial Owner                                                                          Shares Owned        Percentage
                                                                                                                       of Shares

Directors and Named Executive Officers:
William H. Pearson(1)(9)..................................................................           6,509,215              4.1%
Timothy A. Samples(2).....................................................................             375,000                 *
J. Lyle Patrick...........................................................................                  --                 *
Jerome de Vitry(3)(9).....................................................................             583,509                 *
James E. Dovey(4)(9)......................................................................           6,050,506               3.8
Lawrence F. DeGeorge(5)(8)(9).............................................................          26,706,043              16.6
James C. Allen(6)(9)......................................................................             833,437               0.5
Paul J. Finnegan(7).......................................................................                  --                 *
James H. Kirby(7).........................................................................                  --                 *
James N. Perry, Jr(7).....................................................................                  --                 *
David E. Lacey............................................................................           1,123,068               0.7
All directors and executive officers as a group (10 persons)..............................          40,682,710              25.3
5% Owners:
Madison Dearborn Partners(7)(9)...........................................................          64,573,990              40.2
DeGeorge Telecom Holdings Limited Partnership(8)(9).......................................          26,208,676              16.3
-----------

*        Less than 0.5%.

(1) 1,463,592 of these shares are owned indirectly by Mr. Pearson, and 4,733 indirectly by Haj LLC, through their respective ownership interests in CompleTel LLC. 2,951,435 of the remaining shares are owned directly by Mr. Pearson, 97,764 by Haj LLC, and 1,991,691 directly by Haj Pearson LLC. Mr. Pearson has sole voting power for each of these entities.

(2) Mr. Timothy Samples received on March 14, 2001, options to purchase 1,500,000 of our shares. As of March 14, 2002, 25% of these options would be vested and thus Mr. Samples may be deemed to have beneficial ownership of the 375,000 ordinary shares that he can acquire by exercising these stock options.

(3) 116,312 of the shares are owned indirectly by Mr. de Vitry through his ownership interests in CompleTel LLC. The remaining 467,197 shares are directly owned by him.

(4) 1,333,663 of these shares are owned indirectly by Mr. Dovey through his ownership interest in CompleTel LLC. 4,237,841 of the remaining shares are owned directly by Mr. Dovey and 479,002 directly by Dovey Family Partners LLLP. Mr. Dovey has sole voting power for the Dovey Family Partners LLLP.

(5) 497,367 of these shares are owned directly by Mr. DeGeorge. The remaining 26,208,676 shares are owned indirectly through DeGeorge Telecom Holdings Limited Partnership. Mr. DeGeorge is the Chairman and Chief Executive Officer of LPL Investment Group, Inc., which controls DeGeorge Telecom Holdings Limited Partnership.

(6) 32,554 of these shares are owned indirectly by Mr. Allen through his ownership interests in CompleTel LLC. 800,295 of the shares are owned directly by Mr. Allen. The remaining 588 shares are owned by Mr. Allen's wife, as to which Mr. Allen disclaims beneficial ownership.

(7) 2,924,659 of these shares are owned indirectly by Madison Dearborn Capital Partners II, L.P. through its ownership interests in CompleTel LLC. The remaining 61,649,331 shares are owned directly. Messrs. Finnegan, Kirby and Perry are managing directors of Madison Dearborn Partners, Inc., the general partner of the general partner of Madison Dearborn Capital Partners II, L.P. The address of Madison Dearborn Partners is Three First National Plaza, Chicago, Illinois 60602.

(8) 1,208,023 of these shares are owned indirectly by DeGeorge Telecom Holdings Limited Partnership through its ownership interests in CompleTel LLC. The remaining 25,000,653 shares are owned directly. Mr. DeGeorge has sole voting and investment power over the shares owned by DeGeorge Telecom Holdings Limited Partnership. The address of DeGeorge Telecom Holdings Limited Partnership is 639 Isbell Road, Suite 390, Reno, Nevada 89509.

(9) CompleTel LLC owns some of our ordinary shares directly, and some indirectly through its wholly owned subsidiary, CompleTel (N.A.) N.V. Holders of common interests in CompleTel LLC could be deemed to be beneficial owners of our ordinary shares that are owned by CompleTel LLC, because (a) CompleTel (N.A.) N.V.'s power to vote and dispose of our outstanding ordinary shares is exercised by CompleTel (N.A.) N.V.'s sole managing director, who is appointed by CompleTel LLC as sole owner of all the voting interests in CompleTel (N.A.) N.V. and (b) CompleTel LLC's power to vote and dispose of its equity interests in CompleTel (N.A.) N.V. is exercised by CompleTel LLC's board of managers, which is elected by the holders of CompleTel LLC's common interests. The address of CompleTel LLC is 6300 South Syracuse Way, Suite 320, Englewood, Colorado 80111.

Madison Dearborn Partners and Lawrence F. DeGeorge have directly or indirectly been our principal shareholders since our founding in December, 1998. Their ownership percentage in our shares has decreased subsequent to modifications in our share capital (see item 12, "Security Ownership of Certain Beneficial Owners and Management"), from 52.1% and 21.5% as of our founding date, to 40.2% and 16.6% at March 1, 2002, respectively. Mr. Pearson and Mr. Dovey have also been significant shareholders in our company since its creation. Their respective ownership percentage in our shares has decreased from 6.3% and 6.2% as of our founding, to 4.1% and 3.8% at March 1, 2002.

To our knowledge, none of our shares were pledged as of March 1, 2002, except for those securing our loan to Bill Pearson, as described in item 13 below.

Item 13. Certain Relationships and Related Transactions

Employee loans

         In March 2000, iPcenta Limited, our then wholly-owned indirect subsidiary, loaned Martin Rushe, at the time, one of our Managing Directors and the President of our subsidiary, CompleTel UK Limited, the principal amount of U.S.$206,500 ((euro)220,000) to purchase 100 common units of CompleTel LLC. The principal amount, together with accumulated interest at the rate of 7% compounded semi-annually, was to become due and payable on the earlier of (a) January 15, 2003, (b) 30 days after a termination for cause, or (c) 90 days after any termination of employment. The common units were subject to vesting and forfeiture provisions and will, if vested, entitle Mr. Rushe to receive a pro rata number of our ordinary shares when and if CompleTel LLC is liquidated. In accordance with the terms of the loan, iPcenta forgave a pro rata portion of the principal and interest on the note as the common units vest or upon forfeiture. In addition, iPcenta reimbursed Mr. Rushe for tax liabilitie arising as a result of this arrangement. We forgave a total of (euro)179,880 of this loan, including principal and interest and reimbursement of associated tax liabilities. Following the termination of Mr. Rushe's employment with us in late May 2001, approximately $92,502 ((euro)101,752) of the loan became due and payable. This amount was settled by Mr. Rushe by transfering to us CompleTel LLC units he owned, representing approximately 42,914 of our ordinary shares and having market value equal to the amount due for repayment as of the date of transfer.

         In December 2000, we loaned William Pearson, at the time, our Managing Director, President and Chief Executive Officer, the principal amount of U.S.$1.5 million. The principal amount, together with accumulated interest at the annual rate of 7% was originally scheduled to be due and payable on the earlier of December 31, 2001, or 180 days after any termination of employment. Effective as of December 11, 2001, the maturity date for this loan was extended to December 31, 2002, or 180 days after any termination of employment. As a result of Mr. Pearson's resignation from our Supervisory Board on February 22, 2002, the loan is due and payable on August 19, 2002. This loan is secured by a pledge on 958,000 of our shares.

         In April 2001, CompleTel Europe and Timothy A. Samples, our Chief Executive Officer, entered into a loan Agreement and a Promissory Note, pursuant to which we made a (euro)865,000 loan to Mr. Samples. The loan accrued interest at 6%, compounded quarterly, and became due February 28, 2002. In accordance with its terms, we forgave the repayment of the loan (including interest and reimbursement of associated tax liabilities), as Mr. Samples is still employed by us.

         Certain of our U.S. employees have been employed under expatriate agreements and were relocated to Paris and London. In accordance with their expatriate agreements, these employees are subject to tax equalization provisions whereby they are placed in substantially the same economic position as if they were employed in the United States. Based on such employees' year-end tax status, we pay taxes on behalf of these employees, however, the tax liability is the responsibility of these employees. For the year ended December 31, 2001, these amounts totaled approximately
(euro)270,000 and have been classified as part of affiliate receivables in our consolidated balance sheet.

         In March 2000, a limited number of our employees obtained interest bearing loans in an approximate aggregate principal amount of (euro)2 million from a commercial bank to purchase shares in our initial public offering. The shares purchased by these employees were pledged to the bank as a security for the repayment of the loans. In connection with these loans, we entered into certain arrangements with these employees and the lending bank, including indemnity letters under which we agreed to pay the lending bank the amount of any shortfalls from the amount payable on these loans (including interest); that is, the difference between the amount due for repayment and the proceeds of the sale of the pledged shares. In accordance with their terms, the loans matured in September 2001. In August 2001, the employees decided to prepay the loans prior to the maturity date. On August 16, 2001 the commercial bank sold the 111,827 ordinary shares pledged to it by the employees and used the proceeds from such sale to reimburse the amount of the loans. We paid to the lending bank the amount of approximately (euro)1.8 million, which represented the difference between the proceeds of the sale of the pledged sales and the amount due for repayment on the maturity of the loans.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

         The following financial information is incorporated by reference into Part II of this report and is filed as part of this report:

Financial Statements of CompleTel Europe N.V.

         Report of Independent Accountants

         Consolidated Balance Sheets as of December 31, 2001 and 2000

         Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

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

Reports on Form 8-K

         On November 15, 2001, we filed a Current Report on Form 8-K, in which we reported our financial results for the third quarter 2001. No financial statements were filed with that report.

         On November 27, 2001, we filed a Current Report on Form 8-K, in which we reported the completion of the repurchase of (euro)17.4 million principal amount at maturity of our Senior Notes due 2010. No financial statements were filed with that report.




                       INDEX TO FINANCIAL STATEMENTS




I. COMPLETEL EUROPE N.V.
   Report of Independent Accountants....................................................................... F-1
   Consolidated Balance Sheets as of December 31, 2001 and 2000............................................ F-2
   Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.............. F-3
   Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 2001, 2000    F-4
   and 1999................................................................................................
   Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.............. F-5
   Notes to Consolidated Financial Statements.............................................................. F-6


REPORT OF INDEPENDENT ACCOUNTANTS

To CompleTel Europe N.V.:

         We have audited the accompanying consolidated balance sheets of COMPLETEL EUROPE N.V. (an N.V. registered in the Netherlands) and subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompleTel Europe N.V. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and expects to fully utilize its existing cash resources by mid-year 2002 which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                              ARTHUR ANDERSEN

Amstelveen, The Netherlands, March 5, 2002.




                                                 COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                   (Stated in thousands of euro, except share and per share amounts)

                                                                                                    December 31,       December 31,
                                                                                                            2001               2000
                                                                                                            ----               ----
                                   ASSETS
      CURRENT ASSETS:
         Cash and cash equivalents                                                                  (euro)81,613      (euro)361,698
         Short-term investments, restricted                                                               16,694             28,030
         Accounts receivable, net of allowance for doubtful receivables of(euro)1,530 and
             (euro)733, respectively                                                                      15,757             13,883
       as of  December 31, 2001 and 2000, respectively
        Affiliate receivables                                                                              2,121              1,500
        VAT receivables                                                                                   24,472             41,900
        Prepaid expenses and other current assets                                                         11,494             12,986
                                                                                                       ---------          ---------
                 Total current assets                                                                    152,151            459,997
                                                                                                       ---------          ---------


      NON-CURRENT ASSETS:
        Property and equipment, net                                                                      277,807            298,623
        Licenses and other intangibles, net of accumulated
             amortization of(euro)640 and(euro)611, respectively                                           7,897              6,858
        Deferred financing costs, net                                                                      7,525             15,129
        Non-current investments, restricted                                                                8,085             41,709
        Other non-current assets                                                                           2,525              2,465
                                                                                                       ---------          ---------

                Total non-current assets                                                                 303,839            364,784
                                                                                                       ---------          ---------

      TOTAL ASSETS                                                                                 (euro)455,990      (euro)824,781
                                                                                                   =============      =============




                                                     LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES:
        Network vendor payables                                                                     (euro)37,356       (euro)54,341
        Accrued liabilities                                                                               21,896             34,084
        Trade accounts payable                                                                            45,694             37,600
        Affiliate payables                                                                                 1,393              2,199
                                                                                                       ---------          ---------
                Total current liabilities                                                                106,339            128,224
                                                                                                       ---------          ---------
      LONG-TERM DEBT                                                                                     227,735            280,597

      COMMITMENTS AND CONTINGENCIES (Note 6)

      SHAREHOLDERS' EQUITY:
         Ordinary shares, nominal value(euro).10 per share, 383,332,650 shares authorized;
                160,555,222 shares issued and outstanding at December 31, 2001 and                        16,055             16,055
                2000, respectively
         Additional paid-in capital                                                                      690,093            706,821
          Deferred compensation                                                                         (11,192)            (33,196)
         Other cumulative comprehensive loss                                                                747               1,019
          Accumulated deficit                                                                          (558,234)           (259,185)
         Treasury stock, at cost (Note 3)                                                               (15,553)            (15,554)
                                                                                                       ---------          ---------

      TOTAL SHAREHOLDERS' EQUITY                                                                         121,916            415,960
                                                                                                       ---------          ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   (euro)455,990      (euro)824,781
                                                                                                   =============      =============
                              The accompanying notes are an integral part of these consolidated balance sheets.





                                                  COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Stated in thousands of euro, except share and per share amounts)

                                                              Year Ended               Year Ended              Year Ended
                                                           December 31, 2001       December 31, 2000        December 31, 1999
                                                          --------------------    ---------------------    --------------------
REVENUE............................................. (euro)            97,909 (euro)            31,540 (euro)            2,861

OPERATING EXPENSES:
   Network costs....................................                   86,855                   33,038                   2,307
   Selling, general and administrative..............                   95,181                   79,606                  30,302
   Allocated costs from an affiliate................                    5,402                   12,090                   6,195
   Non-cash compensation charges....................                    5,260                   60,550                     634
   Depreciation and amortization....................                   54,961                   22,027                   4,302
   Restructuring, impairment and other charges......                  167,555                        -                       -
                                                          --------------------    ---------------------    --------------------
         Total operating expenses...................                  415,214                  207,311                  43,740
                                                          --------------------    ---------------------    --------------------

OPERATING LOSS......................................                (317,305)                (175,771)                (40,879)
                                                          --------------------    ---------------------    --------------------

OTHER INCOME (EXPENSE):
   Interest income..................................                   12,867                   22,394                   2,447
   Interest expense, net of capitalized interest....                 (29,485)                 (28,968)                 (7,893)
   Foreign exchange loss and other expense..........                 (11,294)                 (18,933)                 (3,465)
                                                          --------------------    ---------------------    --------------------
         Total other income (expense)...............                 (27,912)                 (25,507)                 (8,911)

LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE...................
                                                                    (345,217)                (201,278)                (49,790)

EXTRAORDINARY ITEM - Gain on early extinguishment of
   debt                                                                46,168                    1,053                       -

CUMULATIVE EFFECT OF CHANGE IN .ACCOUNTING PRINCIPLE
                                                                            -                    (263)                       -

                                                          --------------------    ---------------------    --------------------
NET LOSS                                             (euro)         (299,049)(euro)          (200,488)(euro)          (49,790)
                                                          ====================    =====================    ====================

BASIC AND DILUTED LOSS PER ORDINARY ...........SHARE
                                                     (euro)            (1.90)(euro)             (1.34)(euro)            (0.50)
                                                          ====================    =====================    ====================

WEIGHTED AVERAGE NUMBER OF ................ORDINARY
SHARES OUTSTANDING..................................              157,417,898              149,806,721              99,056,060
                                                          ====================    =====================    ====================



                        The accompanying notes are an integral part of these consolidated financial statements.






                   COMPLETEL EUROPE N.V. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
            (Stated in thousands of euro, except share amounts)





                                                                                                                          Other
                                                              Ordinary Shares            Additional                    Cumulative
                                                        ----------------------------      Paid-in        Deferred     Comprehensive
                                                           Number          Amount         Capital      Compensation        Loss
                                                        --------------   -----------  ---------------- ------------  --------------
BALANCE, December 31, 1998........................         24,444,820 (euro)  2,444  (euro)  1,880   (euro)   (462)  (euro)   (137)
 Issuance of ordinary shares in connection with
 corporate Reorganization.........................         73,537,325         7,354         43,512               -               -
 Issuance of ordinary shares in connection with Units       7,375,000           738          3,266               -               -
 Offering.........................................
 Issuance of ordinary shares in connection with
 capital contributions.............................        20,775,915         2,077         39,597               -               -
 Deemed contributions by LLC related to allocation of
 non-cash compensation charges.....................                 -             -          2,055          (2,055)              -
 Issuance of stock options.........................                 -             -         26,153         (26,153)              -
 Amortization of deferred compensation.............                 -             -              -             634               -
 Cumulative translation adjustment.................                 -             -              -               -             865
 Net loss..........................................                 -             -              -               -               -
                                                        --------------   -----------  ---------------- ------------  --------------

BALANCE December 31, 1999.........................        126,133,060        12,613        116,463         (28,036)            728

 Issuance of ordinary shares in connection with
 initial public offering, net of underwriters' discount
 and offering costs...............................         31,280,000         3,128        509,408               -               -
 Deemed contributions by LLC related to allocation of
 non-cash compensation charges....................                  -             -         66,832         (60,493)              -
 Issuance of stock options, net of forfeited stock                  -             -         (1,122)          1,122               -
 options..........................................
 Amortization of deferred compensation............                  -             -              -          54,211               -
 Issuance of ordinary shares as consideration for LLC       3,142,162           314         15,240               -               -
 units............................................
 Cumulative translation adjustment................                  -             -              -               -             291
 Net loss.........................................
                                                        --------------   -----------  ---------------- ------------  --------------
                                                                    -             -              -               -               -
                                                                    -             -              -               -               -
BALANCE, December 31, 2000........................        160,555,222        16,055        706,821         (33,196)          1,019

 Deemed contributions by LLC related to allocation of
 non-cash ....................compensation charges                  -             -        (16,744)          9,496               -
 Exercise of stock options........................                  -             -             16               -               -
 Amortization of deferred compensation............                  -             -              -          12,508               -
 Cumulative translation adjustment ...............                  -             -              -               -            (272)
 Net loss.........................................                  -             -              -               -              --
                                                        --------------   -----------  ---------------- ------------  --------------

BALANCE, December 31, 2001........................        160,555,222(euro)  16,055(euro)  690,093(euro)   (11,192(euro) (euro)747
                                                        ==============   ===========  ================ ============  ==============


                                                                                                      Total
                                                              Accumulated    Treasury Stock at     Comprehensive
                                                                Deficit       Cost (Note 3)           Loss            Total
                                                        -   --------------   -----------------     -------------    ---------
BALANCE, December 31, 1998........................         (euro)  (8,907)   (euro)       -     (euro)  (6,645)   (euro) (5,182)
 Issuance of ordinary shares in connection with
 corporate Reorganization.........................                      -                 -                  -           50,866
 Issuance of ordinary shares in connection with Units                   -                 -                  -            4,004
 Offering.........................................
 Issuance of ordinary shares in connection with
 capital contributions.............................                     -                 -                  -           41,674
 Deemed contributions by LLC related to allocation of
 non-cash compensation charges.....................                     -                 -                  -                -
 Issuance of stock options.........................                     -                 -                  -                -
 Amortization of deferred compensation.............                     -                 -                  -              634
 Cumulative translation adjustment.................                     -                 -                865              865
 Net loss..........................................               (49,790)                -            (49,790)         (49,790)
                                                        -   --------------   -----------------     -------------    ------------

BALANCE December 31, 1999.........................                (58,697)                -            (48,925)          43,071
                                                                                                   =============
 Issuance of ordinary shares in connection with
 initial public offering, net of underwriters' discount
 and offering costs...............................                      -                 -                  -          512,536
 Deemed contributions by LLC related to allocation of
 non-cash compensation charges....................                      -                 -                  -            6,339
 Issuance of stock options, net of forfeited stock                      -                 -                  -                -
 options..........................................
 Amortization of deferred compensation............                      -                 -                  -           54,211
 Issuance of ordinary shares as consideration for LLC                   -          (15,554)                  -                -
 units............................................
 Cumulative translation adjustment................                      -                 -                291              291
 Net loss.........................................                                        -           (200,488)
                                                        -   --------------   -----------------     -------------    ------------
                                                                 (200,488)                -                            (200,488)
                                                                ---------                 -                            ---------
BALANCE, December 31, 2000........................               (259,185)          (15,554)          (200,197)         415,960
                                                                                             ==================
 Deemed contributions by LLC related to allocation of
 non-cash ....................compensation charges                      -                 -                  -           (7,248)
 Exercise of stock options........................                      -                 1                  -               17
 Amortization of deferred compensation............                      -                 -                  -           12,508
 Cumulative translation adjustment ...............                      -                 -               (272)            (272)
 Net loss.........................................               (299,049)               --                            (299,049)
                                                        -   --------------   -----------------     -------------    ------------
                                                                                          -           (299,049)
BALANCE, December 31, 2001........................         (euro)(558,234)   (euro) (15,553)    (euro)(299,231)  (euro) 121,916
                                                        =   ==============   =================     =============    ============


The accompanying notes are an integral part of these consolidated financial statements.




                   COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Stated in thousands of euro)
                                                           Year Ended                Year Ended                  Year Ended
                                                        December 31, 2001         December 31, 2000          December 31, 1999
                                                     ------------------------  ------------------------   -------------------------
 OPERATING ACTIVITIES:
   Net loss......................................             (euro)(299,049)           (euro)(200,488)              (euro)(49,790)
   Adjustments to reconcile net loss to net cash
   flows provided by operating activities:
     Depreciation and amortization...............                     54,961                    22,027                      4,302
     Non-cash compensation expense...............                      5,260                    60,550                        634
     Accretion of senior discount notes..........                     13,347                    10,932                      7,617
     Amortization of deferred financing costs....                      1,596                     2,081                        226
     Impairment of property, equipment and
        intangibles..............................                    150,070                         -                          -
     Gain on early extinguishment of debt........                    (46,168)                   (1,053)                         -
     Foreign exchange loss.......................                      5,687                    15,615                          -
     Changes in operating assets and liabilities:
       Increase in accounts receivable...........                     (1,874)                  (12,174)                   (14,548)
        Decrease (increase) in prepaid expenses,
         VAT receivables                                              18,920                   (39,634)                    (1,409)
         and other current assets................
       Decrease (increase) in other non-current                          (60)                   (1,647)                      (582)
       assets....................................
       Increase (decrease) in accrued liabilities
       and trade     ............accounts payable                     (4,094)                   48,885                     21,205
       Decrease in net affiliate payables/
         Receivables.............................                     (1,427)                   (1,984)                    (7,246)
                                                     ------------------------  ------------------------   -------------------------
         Net cash flows provided by (used
           in)operating activities...............                   (102,831)                  (96,890)                   (39,591)
                                                     ------------------------  ------------------------   -------------------------

 INVESTING ACTIVITIES:
   Expenditures for property and equipment.......                   (149,852)                 (227,496)                   (93,009)
   Increase (decrease) in network vendor payables                    (16,985)                    25,748                    27,514
   Expenditures for licenses and other intangibles                      (936)                   (2,705)                    (4,135)
    Acquisitions, net of cash acquired...........                    (12,886)                        -                          -
   Offering proceeds and investment earnings placed
   in    escrow..................................                          -                   (69,739)                   (70,146)
   Proceeds from escrowed offering and investment
   earnings......................................                     33,624                         -                     70,146
                                                     ------------------------  ------------------------   -------------------------
         Net cash flows used in investing activities                (147,035)                 (274,192)                   (69,630)
                                                     ------------------------  ------------------------   -------------------------

 FINANCING ACTIVITIES:
   Net proceeds from senior discount notes.......                          -                         -                     63,063
   Proceeds from issuance of ordinary shares
   and subsequent capital contribution
                                                                           -                         -                     96,544
   Net proceeds from initial public offering.....                          -                   512,536                          -
   Net proceeds from senior notes................                          -                   192,995                          -
   Repurchase of senior discount notes...........                          -                   (14,867)                         -
   Repurchase of senior notes from cash and cash
     equivalents.................................                    (11,236)                        -                          -
   Repurchase of senior notes from restricted
       investments...............................                    (17,721)                        -                          -
   Deferred financing costs......................                       (722)                  (11,902)                    (3,997)
                                                     ------------------------  ------------------------   -------------------------
         Net cash flows provided by financing                        (29,679)                  678,762                    155,610
                                                     ------------------------  ------------------------   -------------------------
   activities

   Effect of exchange rates on cash..............                       (540)                                               9,254
                                                     ------------------------  ------------------------   -------------------------
                                                                                                (3,097)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                    (280,085)                  304,583                     55,643
CASH AND CASH EQUIVALENTS, beginning of ...period
                                                                     361,698                    57,115                      1,472
                                                     ------------------------  ------------------------   -------------------------

CASH AND CASH EQUIVALENTS, end of period.........   (euro)            81,613 (euro)            361,698   (euro)            57,115
                                                     ======================== =========================   =========================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest..........................               (euro)25,488              (euro)14,000                          -
 Cash paid for taxes.............................                          -                         -                          -
                        The accompanying notes are an integral part of
these consolidated financial statements.




        COMPLETEL EUROPE N.V. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS



(1) Organization And Nature Of Operations

         CompleTel Europe N.V. ("CompleTel Europe") (together with its wholly-owned subsidiaries, the "Company") is a Dutch holding company incorporated on December 14, 1998. The Company is a facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure. A facilities-based operator uses mainly its own telecommunications facilities to provide services, in contrast with non-facilities-based resellers who purchase the services of other providers and then retail the services to customers.

         The Company provides telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas, with a focus on network deployment in France and, to a lesser extent, in Germany. It delivers these services primarily to connected, on-net customers over its fiber optic metropolitan area networks, or MANs. The Company has MANs in nine cities in France, including Paris, Lyon, Marseille, Lille, Grenoble, Toulouse, Nice, Nantes and Strasbourg, and four cities in Germany, including Munich, Nuremberg, Berlin and Essen-Dortmund. The construction of the Company's MANs was completed during the last quarter of 2001, and the Company is now focusing its efforts on expanding its customer base in these MANs. The Company's MANs are connected nationally and internationally by its leased inter-city network.

         Since inception, the Company has generated operating losses and negative cash flow from its operating activities. The Company expects to continue to experience operating losses and negative cash flows from operations until it establishes a sufficient revenue generating customer base. While the Company is experiencing growth in its core retail activity in France, and believes that this trend will continue, during 2001 and beginning of 2002 it observed signs of general weakness in the European markets for carrier, dial-up Internet access and Internet data center services. In light of these adverse market conditions, the Company has implemented reorganization and restructuring measures in order to adjust its operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, the Company has implemented a major downsizing of its German operations in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). We continue to examine the structure and prospects of our German operations with a view to eliminating unnecessary costs and cash flow requirements. In addition, faced with a significant downturn of the web hosting market, linked to the collapse of the ".com" market and installed hosting overcapacity in Europe, it has decided to scale down the Internet data centers operations it has launched in France, Germany and the United Kingdom. In France and Germany, the Company has decided to integrate these activities with its retail businesses, while in the United Kingdom, the Company intends to exit the market and is currently evaluating various options to execute its plan.

          The Company currently anticipates that it will fully utilize its existing cash resources by mid-year 2002. The Company believes that it will require additional financing in excess of its invested capital and current borrowings in the range of (euro)60 million to (euro)90 million to bring it to cash flow breakeven. Given its funding position, the Company believes that there is a substantial doubt regarding its ability to continue as a going concern. The Company has embarked on a process to seek additional forms of capital. However, there can be no assurance that it will be able to obtain the additional financing it needs. If the Company fails to obtain sufficient additional financing, it will effectively cease to be able to conduct its business. Certain of the Company's existing major investors have indicated that they would consider investing in the Company an aggregate of up to (euro)30 million (of the estimated (euro)60 million to (euro)90 million shortfall), subject to agreement on terms, as part of a re-capitalization and restructuring that would provide the Company with sufficient cash resources to fund its business plan to cash flow breakeven. These terms would likely include the conversion into ordinary shares of substantially all of CompleTel Europe outstanding debt securities and a very substantial dilution to its existing shareholders.

         As discussed further below, CompleTel Europe was an indirect majority owned subsidiary of CompleTel LLC ("LLC"), a Delaware limited liability company, through November 2000. An indirect 7% interest in CompleTel Europe was acquired by purchasers of units in the Offering. LLC was known as CableTel Delaware LLC ("CableTel Delaware") from its formation on January 8, 1998 through May 18, 1998, when it was reorganized and renamed as CableTel Europe LLC in connection with the admission of a new member. Effective August 20, 1998, CableTel Europe LLC changed its name to CompleTel LLC.

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

         In January 1999, LLC formed CompleTel Services SAS, CompleTel Holdings LLC ("CompleTel Holdings"), CompleTel ECC B.V. ("CompleTel ECC"), CompleTel (N.A.) N.V. ("NANV") and CompleTel SPC ("CompleTel SPC"). CompleTel Holdings was formed to issue the equity component of the Offering. CompleTel ECC was formed to be the group's European corporate center and to hold the proceeds of the Offering, through an escrow account, until the Company received certain financing commitments. Through a series of transactions in the restructuring, LLC contributed approximately
(euro)51 million of equity, consisting of cash of approximately (euro)46 million and accounts receivable of approximately (euro)5 million, to CompleTel France through CompleTel SPC. Also, through a series of restructuring transactions, CompleTel SPC became a wholly-owned subsidiary of BVI. BVI was contributed to CompleTel Europe in exchange for the issuance of 73,537,325 additional ordinary shares and CompleTel Europe became a wholly-owned subsidiary of NANV. Furthermore, LLC contributed its 100% interest in NANV to CompleTel Holdings in exchange for all 19,596,429 Class A Membership Interests in CompleTel Holdings. The Non-Voting Class B Membership Interests in CompleTel Holdings were issued substantially to unrelated parties in connection with the Offering. In connection with this issuance by CompleTel Holdings of its Non-Voting Class B Membership Interests, CompleTel Europe issued 7,375,000 additional ordinary shares to NANV and NANV issued additional ordinary shares to CompleTel Holdings in consideration of a cash contribution to CompleTel Europe totaling approximately (euro)4 million. This corporate reorganization has been accounted for as a reorganization of entities under common control, similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements retroactively reflect the new corporate organizational structure of CompleTel Europe as if CompleTel Europe had been incorporated as of January 8, 1998. The incorporation is reflected through a deemed issuance, on January 8, 1998, of 24,444,820 shares of CompleTel Europe in exchange for a subscription receivable from LLC of approximately
(euro)46,000, which was paid on December 14, 1998. Furthermore, the accompanying consolidated financial statements have been prepared as though CompleTel Europe had performed all competitive local exchange carrier ("CLEC") related development activities in Western Europe since the inception of LLC. The accompanying consolidated financial statements of CompleTel Europe include its direct and indirect wholly-owned subsidiaries consisting of BVI, BVII, CompleTel France, CompleTel Germany, CompleTel UK, CompleTel ECC, CompleTel SPC, CompleTel Headquarters U.K. Limited, iPecenta Germany GmbH, CompleTel Escrow B.V., CompleTel Headquarters Europe SAS.

         In November and December 1999, LLC received additional cash contributions totaling approximately (euro)41.7 million from new and existing investors. As of December 31, 1999, LLC had contributed, through a series of planned transactions, (euro)39.6 million to CompleTel GmbH through intermediate subsidiaries in exchange for one share of CompleTel GmbH, and contributed approximately (euro)2.1 million to CompleTel Europe through intermediate subsidiaries in exchange for ordinary shares of CompleTel Europe. Through this series of planned transactions, an intermediate subsidiary of LLC received one share of CompleTel GmbH, which was contributed to BVI in February 2000 in exchange for one BVI Class B share. Also, in February 2000 the BVI share was contributed to CompleTel Europe in exchange for ordinary shares in CompleTel Europe. These transactions have been accounted for as a reorganization of entities under common control. Accordingly, the accompanying consolidated financial statements retroactively reflect the deemed capital contribution by LLC through certain intermediate subsidiaries to BVI and CompleTel Europe of the one share interest in CompleTel GmbH and the associated 20,775,915 ordinary shares issued by CompleTel Europe as if such transaction had occurred in December 1999.

         Following CompleTel Europe's initial public offering ("IPO") (see
Note 4), LLC commenced certain transactions that provided its members the ability to hold their interests in CompleTel Europe directly rather than indirectly. In December 2000, an aggregate 61,671,987 shares of CompleTel Europe were distributed to members of LLC. As a result of this distribution and the contribution transaction described in Note 3, LLC no longer exercises majority voting control over CompleTel Europe and CompleTel Europe is not a consolidated entity in the financial statements of LLC, effective December 1, 2000. CompleTel L.L.C. is therefore not preparing consolidated financial statements including CompleTel Europe N.V. for the fiscal year 2001.

(2) Summary Of Significant Accounting Policies

Basis of Presentation

         The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the current year presentation.

Stock Split

         In April 1999, the Company executed a stock split through which its 431 ordinary shares then outstanding were converted into 21,071,429 of the Company's ordinary shares. Additionally, the Company increased its authorized ordinary shares to 105,330,800. Subsequent to December 31, 1999, the Company completed a 5-for-1 stock split through which its then outstanding ordinary shares totaling 25,226,612 were converted into 126,133,060 ordinary shares. Additionally, the Company increased its authorized ordinary shares to 625,000,000 and changed the nominal value of its ordinary shares to (euro).10 per ordinary share. Accordingly, the accompanying consolidated financial statements have been retroactively restated to give effect to these recapitalizations.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of CompleTel Europe and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

         For purposes of reporting cash flows, the Company considers all marketable securities and commercial paper with original maturities of ninety days or less at the date of acquisition to be cash equivalents.

Current, Non-current Investments, Restricted

         Restricted investments include investments in euro-denominated securities related to the Senior Notes (Note 5) and have been classified based on the expected expiration of such requirements.

Accounts Receivable

         Customer accounts receivable represent receivables from the Company's services, less an allowance for doubtful receivables based on the Company's assessment of probable loss related to overdue accounts receivable. The following table reflects the movement in the Company's allowance for doubtful receivables:

                                                                             2001               2000
                                                                             ----               ----
Allowance for doubtful receivables, beginning of year .............        (euro)733           (euro)31
Additional provisions..............................................            4,748                702
Receivables write-offs.............................................           (3,951)                 -
                                                                             -------            -------
Allowance for doubtful receivables, end of year....................      (euro)1,530          (euro)733
                                                                         ===========          =========

Prepaid Expenses, VAT Receivables and Other Current Assets

         Prepaid expenses consist primarily of prepaid rent and prepaid insurance. Prepayments are amortized on a straight-line basis over the life of the underlying agreements. VAT receivables consist primarily of amounts due to the Company's subsidiaries for value added taxes ("VAT") paid on purchased goods and services. VAT receivables are recoverable through a netting of VAT payables on sales revenue or by a request for reimbursement to the applicable taxing authority. Other current assets consist primarily of deposits on office and switch location premises.

Property and Equipment

         Property and equipment includes network equipment, office furniture and equipment, computer equipment and software, leasehold improvements, buildings and construction in progress. These assets are stated at historical cost and are being depreciated when ready for their intended use on a straight-line basis over the estimated useful lives of the related assets as follows:

                                                           Estimated
                                                           Useful Life

Network equipment......................................... 3 to 8 years
Office furniture and equipment............................ 5 years
Computer equipment and software........................... 3 to 5 years
Leasehold improvements.................................... 9 to 12 years
Buildings................................................. 20 years

         Property and equipment consisted of the following (in thousands):

                                                   December 31,
                                                2001          2000
                                                ----          ----

Network equipment.......................... (euro)276,206 (euro)207,587
Office furniture and equipment.............         3,602         5,186
Computer equipment and software............         7,152        10,891
Leasehold improvements.....................         4,096         8,239
Materials and supplies ....................         5,525         8,429
Buildings..................................           205           205
                                                --------- -------------

Property and equipment, in service.........       296,786       240,537
Less: accumulated depreciation.............      (49,573)      (24,963)
                                                 --------    ----------

Property and equipment, in service, net....       247,213       215,574
Construction in progress...................        30,594        83,049
                                                 --------    ----------

Property and equipment, net................ (euro)277,807 (euro)298,623
                                            ============= =============



         The Company capitalized approximately (euro)14.2 million and
(euro)10.1 million of interest for the years ended December 31, 2001 and 2000, respectively.

         Expenditures for maintenance and repairs are expensed as incurred.

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

License Costs and Other Intangibles

         The Company capitalizes third-party direct costs associated with obtaining licenses. Capitalized license costs are amortized at commencement of operations over the lives of the related licenses, ranging from 15 to 25 years.

         The excess of investments in consolidated subsidiaries over the net fair value of the tangible assets at acquisition is amortized on a straight-line basis over an average life of ten years.

Recoverability of Long-Lived Assets

         The Company evaluates the carrying value of its long-lived assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. If an asset which is expected to be held and used is determined to be impaired, then the asset would be written down to its fair market value based on the present value of the discounted cash flows related to such asset. Measurement of an impairment loss for an asset held for sale would be based on its fair market value less the estimated costs to sell. In accordance with this policy, the Company recorded impairment losses in 2001 totaling (euro)130.3 million in Germany and (euro)12.4 in the United Kingdom (see Note 10).

Revenue Recognition

         Revenue related to non-installation services offered by the Company is recognized in the period the services are delivered.

         Installation revenue is initially deferred upon receipt and amortized to revenue over either the longer of the underlying contract period or the expected customer relationship.

         As required, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of 2000, retroactive to January 1, 2000. SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company's 2000 statement of operations reflects the application of SAB 101, which initially resulted in the deferral of approximately (euro)2.1 million of installation revenue into future periods. The cumulative effect of change in accounting principle is reflected in the 2000 consolidated statement of operations for the impact related to periods prior to January 2000. The cumulative effect related to periods prior to January 2000 was immaterial to the consolidated financial statements taken as a whole.

         The Company's three largest customers generated approximately 24% of its revenue for the year ended December 31, 2001. The Company's largest customer generated slightly over 11% of total revenue for the year.

Fair Value of Financial Instruments

         The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

         The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

   o Cash and cash equivalents, trade receivables - the carrying amounts represent fair value because of the short maturities of such instruments.

   o Short-term and non-current investments, restricted - the fair value is based on quoted market values.

   o      Long-term debt - the fair value is based on quoted market values.

         The following table presents carrying amounts and fair values for the Company's financial instruments (amounts in thousands):

Assets (Liabilities) as of December 31, 2001                             Carrying Amount              Fair Value
Short-term and non-current investments.....................                 (euro)24,779             (euro)24,779
Long-term debt.............................................                (euro)227,735             (euro)66,437

Assets (Liabilities) as of December 31, 2000                             Carrying Amount              Fair Value
Short-term and non-current investments.....................                 (euro)69,739             (euro)69,739
Long-term debt.............................................                (euro)280,597            (euro)182,388

Stock-Based Compensation

         The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and certain related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). Certain non-cash compensation amounts are pushed down from LLC to the Company and recorded as a deemed capital contribution, with an offsetting entry to deferred compensation. Deferred compensation is amortized to expense over the vesting period of the related stock-based awards. Non-cash compensation charges are primarily attributable to employees whose salary and benefits were otherwise recorded in selling, general and administrative expenses.

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

Comprehensive Loss

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires that an enterprise (i) classify items of other comprehensive income (loss) by their nature in the financial statements and (ii) display the accumulated balance of other comprehensive income (loss) separately from retained earnings (deficit) and additional paid-in capital in the equity section of a balance sheet. The Company's other comprehensive loss, as set forth in the accompanying consolidated statements of shareholders' equity (deficit), is comprised of the net loss for the period plus the current period cumulative translation adjustments.

Basic and Diluted Loss Per Ordinary Share

         Basic loss per ordinary share is determined by dividing net loss by the weighted average number of ordinary shares outstanding during each period. Diluted loss per share includes the effects of potentially issuable ordinary shares, but only if dilutive. Because the Company was in a loss position in 2001, 2000 and 1999, there are no differences between basic and diluted loss per ordinary share for the Company through December 31, 2001. Under the Company's employee incentive plans 213,928 and 99,482 shares were exercisable as of December 31, 2001 and 2000, respectively, and no shares where exercisable as of December 31, 1999. The weighted average ordinary shares outstanding for 2000 excludes the issuance in November 2000 of 3,142,162 ordinary shares for LLC units contributed to the Company (See Note 3).

  For the years ended December 31, 2001 and 2000, basic and diluted loss per ordinary share is comprised of the following:

                                                                                          2001      2000
  Loss before extraordinary item and accounting change.................................(euro)(2.19) (euro)(1.35)
  Extraordinary item...................................................................       0.29         0.01
  Cumulative effect of change in accounting principle..................................          -            -
                                                                                       -------------------------
  Basic and diluted loss per ordinary share............................................(euro)(1.90) (euro)(1.34)
                                                                                       =========================

Foreign Operations and Foreign Exchange Rate Risk

         Through December 31, 1999, the functional currency for the Company's foreign operations was the applicable local currency for the affiliate company and the functional currency for CompleTel Europe was the U.S. dollar. Effective January 1, 2000, CompleTel Europe and each of its subsidiaries, except those in the U.K. adopted the euro as their functional currency. Additionally, the Company adopted the euro as its financial reporting currency. As a result, the Company has restated prior period amounts by translating prior period U.S. dollar amounts into the euro.

         Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the consolidated statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into euro that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity.

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

         The Company's subsidiaries periodically have payables that are denominated in a currency other than their own functional currency. The Company has not historically hedged foreign currency denominated transactions for receivables or payables related to operations. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include euro devaluation against the foreign currency.

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


New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable," i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS 141 than its predecessor, APB Opinion No. 16 although in some instances previously recognized intangibles will be subsumed into goodwill.

         Under SFAS 142, goodwill will no longer be amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 (see Note 8) operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". Under SFAS 142, intangible assets with indefinite lives will not be amortized. Instead, they will be carried at the lower of cost or market value and be tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

         SFAS 141 and 142 are effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that the adoption of these statements will have a material impact on its results of operations or its financial position.

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

         SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. The Company does not anticipate that adoption of SFAS No. 144 will have a material impact on its results of operations or its financial position.

(3) Related Party Transactions

Employee Loans

         In March 2000, iPcenta Limited, a wholly-owned indirect subsidiary of the Company, loaned one of the Managing Directors and the President of its subsidiary, CompleTel UK Limited, the principal amount of U.S.$206,500 ((euro)220,000) to purchase common units of LLC. The principal amount, together with accumulated interest at the rate of 7% compounded semi-annually, was to become due and payable on the earlier of (a) January 15, 2003, (b) 30 days after a termination for cause, or (c) 90 days after any termination of employment. The common units were subject to vesting and forfeiture provisions and will, if vested, entitle the Managing Director to receive a pro rata number of its ordinary shares when and if LLC is liquidated. In accordance with the terms of the loan, iPcenta forgave a pro rata portion of the principal and interest on the note as the common units vest or upon forfeiture. In addition, iPcenta reimbursd the Managing Director for tax liabilities arising as a result of this arrangement. The Company forgave a total of (euro)179,880 of this loan, including principal and interest and reimbursement of associated tax liabilities. Following the termination of the Managing Director's employment with the Company in late May 2001, approximately (euro)101,752 of the loan became due and payable. This amount was settled by the Managing Director by transferring to the Company, LLC units he owned, representing 42,914 ordinary shares and having market value equal to the amount due for repayment as of the date of transfer.

         In March 2000, a limited number of the Company's employees obtained interest bearing loans in an approximate aggregate principal amount of (euro)2 million from a commercial bank to purchase shares in the Company's IPO. The shares purchased by these employees were pledged to the bank as a security for the repayment of the loans. In connection with these loans, the Company has entered into certain arrangements with these employees and the lending bank, including indemnity letters under which the Company agreed to pay the lending bank the amount of any shortfalls from the amount payable on these loans (including interest), that is, the difference between the amount due for repayment and the proceeds of the sale of the pledged shares. In accordance with their terms, the loans matured in September 2001. In August 2001, the employees decided to prepay the loans prior to the maturity date. On August 16, 2001 the commercial bank sold the 111,827 ordinary shares pledged to it by the employees and used the proceeds from such sale to repay the amount of the loans. The Company paid to the lending bank the amount of approximately (euro)1.8 million which represented the difference between the proceeds of the sale of the pledged sales and the amount due for repayment on the maturity of the loans. The charge related to this repayment has been included in restructuring, impairment and other charges in the accompanying 2001 consolidated statement of operations.

         In December 2000, the Company loaned its then President and Chief Executive Officer, the principal amount of U.S.$1.5 million. The principal amount, together with accumulated interest at the annual rate of 7% was originally scheduled to be due and payable on the earlier of December 31, 2001, or 180 days after any termination of employment. Effective as of December 11, 2001, the maturity date for this loan was extended to December 31, 2002, or 180 days after any termination of employment. As a result of this executive's resignation on February 22, 2002, the loan is due and payable on August 19, 2002.

         In April 2001, the Company and its new Chief Executive Officer ("CEO"), entered into a Loan Agreement and a Promissory Note, pursuant to which the Company made a (euro)865,000 loan to the CEO. The loan accrued interest at 6%, compounded quarterly, and became due February 28, 2002. In accordance with its terms, the repayment of the loan (including interest and reimbursement of associated tax liabilities) has been forgiven by the Company, as the CEO is still employed by the Company.

Tax Equalization Payments

         Certain of the Company's U.S. employees have been employed under expatriate agreements and were relocated to Paris and London. In accordance with their expatriate agreements, these employees were subject to tax equalization provisions whereby they were placed in substantially the same economic position as if they were employed in the United States. Based on such employees' year-end tax status, the Company paid taxes on behalf of these employees, however, the tax liability is the responsibility of these employees. For the year ended December 31, 2001, these amounts totaled approximately (euro)270,000 and have been classified as part of affiliate receivables in the accompanying consolidated balance sheet.

Management Agreement

         During 1999, LLC and Management Co., executed management services agreements (as amended, the "Management Agreements"), pursuant to which Management Co. performed certain services for LLC and its direct and indirect subsidiaries. The Management Agreements provided for reimbursement in an amount of 105% (103% prior to February 1999) of all expenses incurred by Management Co. in the performance of the Management Agreements. These items incurred by Management Co. consist primarily of executive management salaries and benefits, occupancy costs and professional fees and were allocated to certain of the LLC's direct and indirect subsidiaries (the "Operating Subsidiaries") based upon an estimate of the percentage of such items that are attributable to the operations of the Operating Subsidiaries. Beginning October 2000, these expenses were accounted for within CompleTel Headquarters Europe S.A.S ("Europe Headquarters"). Accordingly, after October 1, 2000, allocated costs from an affiliate represents only those costs of Management Co. and are included in the consolidated statements of operations as allocated costs from an affiliate, while costs incurred by Europe Headquarters are classified as part of selling, general and administrative costs. Management believes that the allocation method is reasonable and that such costs are representative of the costs which would have been incurred by the Operating Subsidiaries on a stand-alone basis without any support from LLC. For the years ended December 31, 2001, 2000 and 1999 the Company recorded approximately
(euro)5.4 million, (euro)12.1 million and (euro)6.2 million respectively, for billings under the Management Agreements. In early 2002, the Company completed the acquisition of Management Co. for U.S.$1.0. from LLC. Accordingly, effective January 1, 2002, all the expenses incurred by Management Co. will be accounted for as selling, general and administrative costs.

Contribution of LLC Common Units for CompleTel Europe NV Ordinary Shares

         In late November 2000, certain employees of CompleTel Europe who held common units of CompleTel LLC ("LLC"), contributed all such common units, except for those still subject to performance vesting provisions, to CompleTel Europe in consideration for 3,142,162 newly issued ordinary shares of CompleTel Europe. The number of ordinary shares issued was equal to the number of ordinary shares represented by the common units contributed to CompleTel Europe and were recorded at (euro)15.6 million, the fair market value of those shares on the date of issuance. The corresponding investment in LLC, representing approximately 3,280 common units which are exchangeable into 3,142,162 ordinary shares of the Company, is reflected as a reduction of CompleTel Europe's equity in the accompanying consolidated statement of shareholders' equity (deficit), similar to treasury stock. The common units contributed included both vested and non-vested time vesting units. The ordinary shares issued in respect of the non-vested units remain subject to the same vesting provisions as the original award.

(4) Initial Public Offering

         On March 30, 2000, CompleTel Europe completed the IPO of its ordinary shares. In the offering, CompleTel Europe issued 31,280,000 ordinary shares in exchange for gross proceeds of approximately (euro)547.4 million, based on the euro public offering price of (euro)17.50 per share. A portion of the IPO shares, 8,343,931, were offered in the U.S., at a public offering price of $17.09 per share. After giving effect to the translation of U.S. dollars received for shares offered in the U.S., gross proceeds translated into euro totaled approximately (euro)551.4 million.

(5) Indebtedness

Senior Discount Notes

         In February 1999, the CompleTel Europe and CompleTel Holdings completed an Offering of 147,500 units (the "Units") consisting of approximately (euro)131.9 million aggregate principal amount of 14% Senior Discount Notes due 2009 (the "Notes") issued by CompleTel Europe and 1,475,000 non-voting Class B Membership Interests of CompleTel Holdings. CompleTel Europe issued the Notes at a substantial discount from their principal amount at maturity on February 16, 2009. A principal investor in LLC acquired 400 Units in the Offering. The proceeds of the Offering, net of offering fees and costs, were approximately (euro)64.9 million and were held in an escrow account until CompleTel Europe received a minimum commitment of $90 million in senior credit facilities, which was received in April 1999. To comply with Netherlands laws, the Notes are guaranteed by LLC on a senior unsecured basis. As LLC is a holding company with no operations other than the operations to be conducted by CompleTel Europe and its subsidiaries, it is unlikely that LLC would have sufficient funds to satisfy CompleTel Europe's obligations on the Notes if CompleTel Europe is unable to satisfy its own obligation on the Notes. Of the approximately
(euro)67.1 million gross proceeds from the Offering, approximately
(euro)63.1 million was attributed to the Notes and approximately (euro)4 million was attributed to the 1,475,000 Class B Membership Interests of CompleTel Holdings. The (euro)4 million allocated to the Class B Membership Interests represents additional discount on the Notes.

         Cash interest will not accrue on the Notes prior to February 15, 2004, with the Notes accreting to their stated principal amount at maturity at an effective interest rate of approximately 15.1%. The accretion is being charged to interest expense. Commencing February 15, 2004, cash interest on the Notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. The Notes mature February 15, 2009.

Senior Notes Offering

         In April 2000, the Company completed an offering of an aggregate
(euro)200 million 14% senior notes due 2010 (the "Senior Notes"). A portion of the proceeds were used to repurchase $27.0 million ((euro)27.6 million) principal amount at maturity of the Senior Discount Notes. To comply with Netherlands laws, the Senior Notes were guaranteed by LLC on a senior, unsecured basis. In March 2001, this guaranty terminated. The Company lent approximately (euro)78.0 million of the initial net proceeds to a wholly-owned subsidiary which used the funds to invest in a portfolio of securities which is pledged as security for the Senior Notes. The proceeds of these pledged securities will be used to make the first six interest payments on the Senior Notes. The remaining proceeds from the Senior Notes offering have been used to fund the further deployment of the Company's networks in existing markets, to fund net operating losses and for general and corporate purposes.

Senior Notes Repurchases

         During 2001, the Company repurchased (euro)78.1 million principal amount of its Senior Notes for (euro)28.9 million ((euro)11.2 million in unrestricted cash and (euro)17.7 million in proceeds from pledged securities). In connection with these repurchases, an extraordinary gain of approximately (euro)49.9 million, net of related deferred financing costs which were also written off, was recognized.

         Long-term debt consists of the following (in thousands):

                                                                                                       December 31,
                                                                                                   2001           2000

      14% Senior Discount Notes, face amount $120.5 million, due 2009, effective interest rate of 15.5%, converted to euro at December 31, 2001 and 2000
      exchange rates of  0.886 and 0.942, respectively...................................     (euro)99,333     (euro)80,597
      14% Senior Notes, due 2010.........................................................          121,870          200,000
      Other long-term debt...............................................................            6,532                -
                                                                                             -------------     ------------
                                                                                             (euro)227,735    (euro)280,597

Credit agreement

         In January 2000, the Company executed an agreement for a (euro)265 million senior secured credit facility with Goldman Sachs International and BNP Paribas as co-arrangers of the facility. The Company never drew on this facility and in August 2001 the facility was terminated. The remaining deferred financing costs associated with this facility were written off at the time the facility was terminated.

(6) Commitments And Contingencies

Operating Leases, Including Rights-of-Way Agreements

         The Company has entered into various operating lease agreements for network switch locations, office space, employee residences and vehicles. In addition, the Company has entered into various rights-of-way agreements. Future minimum lease obligations related to the Company's operating leases and rights-of-way agreements are as follows for the years ending December 31 (in thousands):

2002........................................................         12,560
2003........................................................          9,708
2004........................................................          7,604
2005........................................................          6,822
2006........................................................          5,444
Thereafter..................................................         21,281
                                                                     ------
Total.......................................................   (euro)63,419
                                                               ============


         Total rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately (euro)5.6 million, (euro)4.3 million and (euro)1.4 million, respectively.

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

Legal Proceedings

         The syndicate of co-owners of a building in which CompleTel France installed certain telecommunications equipment, brought an action against the Company before the Tribunal de Grande Instance of Paris alleging that the equipment was installed without obtaining the necessary authorizations and caused disturbances in the building. On May 11, 2001, the tribunal issued a decision, following a preliminary injunction hearing (a) ordering the Company to restore the premises to their original state, and (b) appointing an expert with the mandate of determining the liability, if any, the damages sustained, if any, and the work which the Company may have to undertake with respect to the equipment to cease the disturbances. The Company appealed against this decision and the expertise is currently in progress. The Company is involved in discussions to settle this matter out of court, but there can be no assurance that the Company will be able to reach a settlement. If the negotiations to settle out of court are unsuccessful, the Company may be required to move the equipment and may be required to do so in a short period of time. In such an event, the Company could suffer disturbances to its network, which could have an impact on its customers activities. However, at this stage of the litigation, the Company is not in a position to predict the outcome of this matter or determine the impact, if any, that it may have on its activities.

         The Company is not party to any other pending legal proceedings that it believes would, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

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

         As of December 31, 2001, CompleTel Netherlands had generated net operating losses ("NOL") carryforwards for income tax purposes totaling approximately (euro)220 million. For Dutch corporate income tax purposes, NOL carryforwards may be carried forward indefinitely. The above mentioned losses have not been established be decree by the Dutch tax inspector and could therefore be subject to change. The current statutory tax rate for the Netherlands is approximately 34.5%.

Germany

         As of December 31, 2001, CompleTel Germany had generated NOL carryforwards for income tax purposes totaling approximately (euro)105 million. For German income tax purposes, NOL carryforwards may be carried forward indefinitely. The current statutory tax rate for Germany is approximately 40%.

France

         As of December 31, 2001, CompleTel France had no NOL carryforwards for income tax purposes available. For French income tax purposes NOL carryforwards may generally be carried forward for a period of up to five years. Start-up costs are capitalized for French tax purposes. The Company considers the majority of these costs as eligible for the deferred depreciation regime for French tax purposes, resulting in an indefinite carryforward life of the corresponding amortization expense. The current statutory rate for France is 33 1/3%, exculding surcharge.

         The Company has recorded a valuation allowance equal to the total net deferred tax assets as of December 31, 2001 and 2000, due to the uncertainty of realization through future operations. The valuation allowance will be reduced at such time as management believes it is more likely than not that the net deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future provisions for income tax expense. The difference between income tax expense provided in the consolidated financial statements and the expected income tax benefit at statutory rates related to the Company's corporate and foreign subsidiary operations for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                   2001               2000               1999
                                                                   ----               ----               ----
Expected income tax benefit at the weighted average
 statutory rate of 39.56%.........................        (euro)118,303       (euro)79,313       (euro)19,697
Stock-based compensation..........................               (2,080)           (23,953)              (256)
Other.............................................                   --                 --                 77
Valuation allowance...............................             (116,223)           (55,360)           (19,518)
                                                              ---------           --------           --------
 Total income tax benefit                             (euro)         --    (euro)       --    (euro)       --
                                                      =================    ===============    ===============

         Deferred tax assets are as follows:

                                                  December 31,
                                                   2001            2000
                                                   ----            ----
 Deferred tax assets:
   Operating loss carryforwards           (euro)132,130    (euro)73,722
   Capitalized start-up costs                        --             728
   Depreciation and amortization                 61,085           3,641
                                                 ------           -----
 Total deferred tax assets                      193,215          78,091
   Less valuation allowance                    (193,215)        (78,091)
                                          ------------------------------
                                          ------------------------------
   Net deferred taxes                          (euro)--        (euro)--
                                               (euro)--        (euro)--
                                          =============     ============

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

         Management currently evaluates the Company's development efforts according to the geographic location of its markets. The key operating performance criteria used in this valuation includes revenue growth and operating income before interest, taxes, depreciation, amortization, non-cash compensation expenses, restructuring, impairment and other charges and other non-cash items, including foreign exchange gains or losses ("Adjusted EBITDA").

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

As of and for the year ended December 31, 2001:

                                                                                                        CompleTel
                                                     CompleTel      CompleTel      CompleTel      Europe and
                                                        France        Germany             UK           Other       Consolidated
Revenue...........................................      75,939         18,479          3,491               -             97,909
Adjusted EBITDA...................................     (33,514)       (26,307)        (8,669)        (21,039)           (89,529)
Total long-lived assets, net......................     236,812         25,791             62          23,039            285,704
Total assets......................................     285,251         40,963          2,255         127,521            455,990
Expenditures for long-lived assets................      93,927         52,475          4,283          14,289            164,974

As of and for the year ended December 31, 2000:

                                                                                                   CompleTel
                                                     CompleTel      CompleTel      CompleTel      Europe and
                                                        France        Germany             UK           Other       Consolidated
Revenue...........................................      22,951          2,955          5,634              --             31,540
Adjusted EBITDA...................................     (54,886)       (32,350)        (4,758)         (1,200)           (93,194)
Total long-lived assets, net......................     156,004        127,946          9,669          11,862            305,481
Total assets......................................     199,950        176,323         14,914         433,594            824,781
Expenditures for long-lived assets................     101,335        108,798          9,129          10,939            230,201


As of and for the year ended December 31, 1999:

                                                                                                   CompleTel
                                                     CompleTel      CompleTel      CompleTel      Europe and
                                                        France        Germany             UK           Other       Consolidated
Revenue...........................................       1,903             --            958              --              2,861
Adjusted EBITDA...................................     (27,237)        (5,305)        (1,346)         (2,055)           (35,943)
Total long-lived assets, net......................      67,904         25,843            865           1,891             96,503
Total assets......................................      80,860         67,674          1,724          25,950            176,208
Expenditures for long-lived assets................      68,854         27,435            855              --             97,144



(9) Employee Incentive Plans

LLC Common Units

         Certain employees of the Company and LLC have purchased common units of LLC for $1 per unit under their executive securities agreements. The common units issued consist of non-performance time vesting units and performance based vesting units. The non-performance based time vesting units generally vest over a four year period. Vesting for non-performance based time vesting units was accelerated by one year upon the completion of the IPO in March 2000. As discussed in Note 3, certain of these non-performance based time vesting units were contributed to CompleTel Europe in exchange for newly issued CompleTel Europe ordinary shares, subject to the same vesting provisions of the original issuance of common units. The Company accounts for these awards under APB 25 and related interpretations. Accordingly, the intrinsic value of the non-performance based time vesting units was accounted for at issuance and pushed down to the Company as additional paid-in capital, with an offsetting entry to deferred compensation. The original intrinsic value of the non-performance based time vesting units issued totaled approximately (euro)4.0 million. This deferred compensation is being amortized over the vesting period for the applicable award, generally four years.

         The performance based vesting units are, in addition to time vesting, subject to performance based vesting according to certain multiple-of-invested-capital tests calculated based upon the valuation of LLC's equity implied by a qualified public offering and/or by actual sales of LLC's securities by Madison Dearborn Partners ("MDP"). If any performance based vesting units remain unvested on May 18, 2005, there shall be deemed to have occurred a sale of the LLC's securities by MDP at fair market value. Any performance based vesting units that do not vest upon such a deemed sale will be forfeited. The Company has determined that based on the current market capitalization of the Company, the likelihood of an MDP sale meeting the multiple-of-invested-capital test is remote. Accordingly, deferred compensation will only be calculated based on remaining performance based vesting units that are held by former preferred unit holders.

         CompleTel Europe's IPO in March 2000 caused certain common units of LLC held by employees of the Company to vest as a result of meeting specified performance vesting criteria. As a result, the Company recorded compensation expense of approximately (euro)41.9 million based on the value of those vested common units as implied by the IPO price received. In addition, based upon the IPO value indicated above, the Company recorded additional compensation expense and deferred compensation in the quarter ended March 31, 2000, of approximately (euro)24.0 million and (euro)74.9 million, respectively, for performance vesting units that did not vest as a result of the IPO but which may vest upon a qualified sale by MDP, or in May 2005 based on a deemed vesting date. The additional deferred compensation is amortized to expense over the remaining vesting period to May 18, 2005 (deemed vesting date if not prior due to a qualified sale by MDP as defined in the executive securities agreements). The recorded amount of compensation expense and deferred compensation for these variable awards are adjusted at each quarterly reporting date to reflect management's estimate of the number of such units that will ultimately vest and the fair market value of those units as of the end of each reporting period based on the then current market value of the ordinary shares of CompleTel Europe. Accordingly, as of December 31, 2001, CompleTel Europe reduced the initially recorded amount of compensation expense by approximately
(euro)21.8 million and deferred compensation by approximately (euro)70.7 million based on the closing price per share on December 31, 2001.

         The compensation charges described above, are included in non-cash compensation charges in the accompanying consolidated statements of operations for the year ended December 31, 2001. Also included in non-cash compensation charges for the year ended December 31, 2001 is (euro)9.5 million resulting from the recognition of deferred compensation on fixed stock option awards granted to the Company's employees and other common units of LLC held by employees subject only to time vesting.

Stock Option Plan

         In December 1999, the Company adopted the CompleTel Europe N.V. 2000 Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to purchase ordinary shares of CompleTel Europe to employees of the Company.

         Options granted are subject to vesting as follows. Options granted to employees resident in France vest in an increment of 60% of the ordinary shares subject to the option on the second anniversary of the date of the grant and in two increments of 20% on the third and fourth anniversaries of the date of the grant. Options granted to employees resident in the United Kingdom, Germany and the U.S. vest in annual increments of 25% of the ordinary shares subject to the option, commencing on the first anniversary date of the grant. Grants under this plan are accounted for under fixed plan accounting in accordance with APB 25 and related interpretations.

         A summary of stock option activity for the Option Plan is as follows:

                                                                     Year Ended                            Year Ended
                                                                  December 31, 2001                    December 31, 2000
                                                                  -----------------                    -----------------
                                                                            Weighted Average
                                                          Number of Shares     Exercise Price      Number of      Weighted Average
                                                                   -------     --------------
                                                                                                      Shares        Exercise Price
                                                                                 (euro)                             (euro)
Outstanding at the beginning of the period.............          3,882,977               6.10      2,035,230                  2.92
Granted during the period..............................          5,694,918               2.71      2,512,897                  8.39
Cancelled during the period............................        (2,134,351)               4.93      (665,150)                  5.02
Exercised during the period............................            (6,270)               2.92            --                     --
                                                          ----------------                    ---------------               ------
Outstanding at the end of the period...................          7,437,274               3.79      3,882,977                  6.10
                                                          ================                    ===============
Exercisable at the end of the period...................            213,928               6.43         99,482                  2.92
                                                          ================                    ===============


         The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                                          Year Ended                       Year Ended
                                                                      December 31, 2001                December 31, 2000
                                                                      -----------------                -----------------
                                                                     Number of                       Number of
                                                                       Options       Fair Value         Options       Fair  Value
 Exercise Price:
Less than market price...................................                   --          --              383,740            15.45
Equal to market price....................................            5,694,918        2.71            2,129,157             6.19
Greater than market price................................                               --                   --               --
                                                               ---------------                  ---------------
Total....................................................            5,694,918        2.71            2,512,897             8.39
                                                               ===============                  ===============

         The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2001:


                                                Options Outstanding                           Options Exercisable
                                --------------------------------------------------------------------------------------------
                                --------------------------------------------------------------------------------------------
                                                        Weighted
                                                         Average
                                      Number of        Remaining    Weighted Average      Number of
                                       Options      Contractual      Exercise Price        Options         Weighted Average
                                     Outstanding    Life (Years)        (euro)           Exercisable  Exercise Price (euro)
                                     -----------    ------------     --------------      -----------    -------------------
 Exercise Price Range (euro)
0-4............................       6,027,353             4.70                2.94        115,028                    2.92
4-10...........................       1,001,691             3.95                7.16         53,904                    7.36
10-15..........................         245,730             3.50               12.93         31,873                   12.93
>15............................         162,500             3.25               17.50         13,123                   17.50
                                  -------------                                           ---------
Total..........................       7,437,274             4.46                3.79        213,928                    6.43
                                  =============                                           =========

Pro Forma Fair Value Disclosures

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which defines a fair value based method of accounting for employee stock options and similar equity instruments. However, as allowed by SFAS 123, the Company has elected to account for its stock-based compensation plans using the intrinsic value based method of APB 25 and provide pro forma disclosures of net loss and loss per share as if the fair value based method had been applied.

         For pro forma disclosure purposes, the Company has computed the fair value of each option as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                              Year Ended December 31,
                                        2001           2000            1999
                                        ----           ----            ----
  Risk-free interest rate.........     4.15%           6.0%            6.4%
  Expected dividend yield.........        0%             0%              0%
  Expected lives outstanding...... 5.5 years      5.5 years       5.5 years
  Expected volatility.............     70.0%          70.0%           17.1%

         The estimated fair value of options granted is amortized to expense over the option vesting period. Cumulative compensation costs recognized in pro forma net loss with respect to options that are forfeited prior to vesting are adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

         Had compensation cost for the Option Plan been determined based upon the fair value of options on their date of grant, the Company's net losses for the years ended December 31, 2001, 2000 and 1999, would have been increased by approximately (euro)2.0 million, (euro)2.0 million and
(euro)54,000, respectively. The related loss per share for the years ended December 31, 2001, 2000 and 1999, would have been (euro)1.91, (euro)1.35 and (euro)0.50, respectively.

(10) Restructuring, Impairment and Other Charges

         In connection with the Company's restructuring efforts during the second half of 2001, the Company recognized approximately (euro)167.6 million in restructuring, impairment and other charges which are reflected in the accompanying consolidated statement of operations.

         These charges consist of the following (in millions):

Write-down of German and United Kingdom assets...........       (euro)142.7
Write-down of materials and supplies.....................               6.0
Restructuring charges....................................              15.8
Other charges............................................               3.1
                                                                 ----------
Total....................................................       (euro)167.6
                                                                ===========

          The write-down of the Company's German and United Kingdom assets results from the Company's decision to significantly scale-back its operations in Germany and exit the market in the United Kingdom. As a result of its restructuring, the Company determined, in accordance with its policy relating to recoverability of long-lived assets, that the values of its German and United Kingdom assets were impaired as of December 31, 2001. Accordingly, the Company has recorded charges to write-down the remaining carrying values of these assets to their estimated fair market values as determined by the Company using a discounted cash flow approach. The write-down of materials and supplies relates to the revaluation of certain materials and supplies held by the Company resulting directly from the decision by the Company to scale-back its operations in Germany, to the lower of cost or market value as of December 31, 2001. As a result of the decision to scale-back the Company's German operations, these materials and supplies are in excess of what is needed by the Company to complete construction of its networks. The restructuring charges relate primarily to severance costs associated with the reductions in the size of the Company's workforce in Germany and the United Kingdom, as well as charges relating to lease terminations and renegotiated interconnection agreements. The other charges of (euro)3.1 million relate to the costs associated with the repayment of certain loans held by employees with a bank and the costs associated with the forgiveness of a loan made to the CEO of the Company, both as described more fully in Note 3, Related Party Transactions. Salary costs related to these employees have been included under selling, general and administrative in the consolidated statement of operations.

         Management expects the restructuring to be completed during the first half of 2002.

         The restructuring charges can be detailed as follows:

Summary of 2001 Restructuring Charges
                                                                                    Europe HQ and
                                        France         Germany            UK        other               Total
Severance (1)                          (euro)1,151     (euro)2,399       (euro)527       (euro)603     (euro)4,680
Facilities and Network (2)                   1,558           5,194             992               -           7,744
Other (3)                                       20             601              50           2,694           3,365
                                    ---------------- -------------  --------------  --------------   -------------
                                             2,729           8,194           1,569           3,297          15,789
Paid during 2001                             1,025           2,251             546           2,228           6,050
                                    --------------    ------------   -------------  --------------    ------------

Accrual balance,
 December 31, 2001                    (euro)1,704      (euro)5,943     (euro)1,023     (euro)1,069     (euro)9,739
                                     =============    ============    ============  ==============    ============

-------------------------------
     (1) Severance charges relate to estimated termination salaries and benefits in connection with the termination of employees, related outplacement fees and other related benefits.

     (2) Facilities and network charges relate to costs to terminate or renegotiate facilities and equipment leases and interconnection agreements.

     (3) Other charges primarily relate to legal and consulting costs expected to be incurred in connection with the restructuring.



                  The following table details the number of employees involved in the restructuring:

                                Total number of    Total number of employees
                                employees to be    terminated as of
                                terminated         December 31, 2001
                                ----------       -------------------
                                ----------       -------------------
        France                        144                       122
        -----------------------
        -----------------------
        Germany                       231                       220
        -----------------------
        UK                             33                        33

        Europe HQ and other            21                        15
        ======================= ----------       -------------------
                                ----------       -------------------
        Total                         429                       390
        ======================= ==========       ===================

 (11)  Acquisitions

         On May 31, 2001 CompleTel France acquired 100% of a local network telecommunications operator in France. Effective June 1, 2001, the Company began consolidating the acquired entity. In connection with this transaction, the Company initially recorded (euro)12.4 million as net assets, (euro)5.7 million as long-term liabilities assumed and (euro)6.2 million as goodwill.

 (12) Quarterly Financial Data (unaudited)


                                                                   Basic and
                                                                   Diluted
                                Operating                          Net Loss
                     Revenue       Loss           Net Loss         per Share
                     -------       ----           --------         ---------
                     (in thousands of euro, except per share amounts)
 2001
 First Quarter        19,656       (32,107)       (40,602)            (0.26)
 Second Quarter       24,496       (41,944)       (50,520)            (0.32)
 Third Quarter        25,770       (38,824)       (25,202)            (0.16)
 Fourth Quarter       27,987      (204,430)      (182,725)            (1.16)
 2000
 First Quarter         2,527       (88,334)       (97,701)            (0.77)
 Second Quarter        5,035       (20,595)       (27,597)            (0.18)
 Third Quarter         8,889       (29,229)       (35,913)            (0.23)
 Fourth Quarter       15,089       (37,613)       (39,277)            (0.16)



Pursuant to the requirements of the Securities Exchange Act of 1934, CompleTel Europe N.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

                                  COMPLETEL EUROPE N.V.
                                  By:     Timothy A. Samples
                                         ---------------------------------------
                                         Name: Timothy A. Samples
                                         Title: Managing Director, President
                                                and Chief Executive Officer
                                  By:     Jerome de Vitry
                                         ---------------------------------------
                                         Name: Jerome de Vitry
                                         Title: Managing Director,
                                                Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CompleTel Europe N.V. and in the capacities indicated on [o], 2002.




 SIGNATURE
 ---------

James E. Dovey
--------------------
James E. Dovey
Supervisory Director and Chairman and
Authorized United States Representative

James C. Allen
--------------------
James C. Allen
Supervisory Director

Lawrence F. DeGeorge
--------------------
Lawrence F. DeGeorge
Supervisory Director

Paul J. Finnegan
--------------------
Paul J. Finnegan
Supervisory Director

James H. Kirby
--------------------
James H. Kirby
Supervisory Director

James N. Perry, Jr.
-------------------
James N. Perry, Jr.
Supervisory Director

Timothy A. Samples
-------------------
Timothy A. Samples
President, Chief Executive Officer and Managing Director

Jerome de Vitry
------------------
Jerome de Vitry
Chief Operating Officer and Managing Director

J.Lyle Patrick
------------------
J.Lyle Patrick
Chief Financial Officer

John M. Hugo
------------------
John M. Hugo
 Chief Accounting Officer and Corporate Controller

 *By:

          Name: John M. Hugo
          Title: Attorney-in-Fact






                               EXHIBIT INDEX


 Exhibit No.       Description

    3.1(13)        Articles of Association of CompleTel Europe N.V., as amended
     4.1(3)        14% Senior Discount Notes Indenture, dated February 16, 1999, among CompleTel Europe N.V. as issuer, CompleTel
                   ECC B.V. as guarantor and U.S. Bank Trust National
                   Association as trustee
    4.1A(3)        Amended and Restated CompleTel LLC Guaranty Agreement,
                   dated July 14, 1999, by CompleTel LLC in favor of the
                   noteholders
     4.2(2)        14% Senior Notes Indenture, dated April 13, 2000, between
                   CompleTel Europe N.V. as issuer and The Chase
                   Manhattan Bank as trustee
    4.2A(2)        Pledge Agreement, dated April 13, 2000, by and among
                   CompleTel Europe N.V., CompleTel Escrow B.V. and The Chase
                   Manhattan Bank as trustee and securities intermediary
   10.1(14)        CompleTel Europe N.V. 2000 Stock Option Plan, as amended
    10.2(9)        Second Amended and Restated Registration Agreement,
                   dated November 23, 1999, by and among CompleTel LLC and
                   the Holders named therein
    10.3(2)        First Supplement, dated March 24, 2000, to Second
                   Amended and Restated Registration Agreement, dated
                   November 23, 1999, by and among CompleTel LLC and the
                   Holders named therein
    10.4(4)        Purchase Agreement, dated August 4, 1999, between
                  CompleTel GmbH and Siemens AG 10.5(3) Supply Agreement, dated
                  January 8, 1999, between CompleTel SAS and Matra Nortel
                  Communications 10.6(3) Arrete, dated November 17, 1998, as amended by Arrete dated November 7, 2000 (which extended the license to an
                  additional region) authorizing CompleTel SAS to set up
                  and operate a telecommunications network open to the
                  public and to supply the public with the telephone
                  service in certain regions of France, as published
                  December 13, 1998
 10.5(3)          Supply Agreement, dated January 8, 1999, between CompleTel
                  SAS and Matra Nortel Communications
 10.6(3)          Arrete, dated November 17, 1998, as amended by Arrete dated
                  November 7, 2000 (which extended the license to an additional region) authorizing CompleTel SAS to set up and operate a
                  telecommunications network open to the public and to supply the public with the telephone service in certain regions
                  of France, as published December 13, 1998
 10.7(11)         Extension of French License, dated November 17, 2000
  10.8(3)         License, dated January 11, 1999, granted by the
                  Secretary of State for Trade and Industry to CompleTel
                  UK Limited under Section 7 of the Telecommunications Act
                  1984
  10.9(1)         German License Certificate Class 3 for the Operation and
                  Performance of Public Telecommunications German license
                  certificate Class 3 for the Operation and Performance of
                  Public Telecommunications Services by the Licensee or
                  Others, dated March 8, 1999
 10.10(1)         German License Certificate Class 4 for the Operations of
                  Voice Telephone Service on the Basis of a Self-Operated
                  Telecommunications Network, dated March 8, 1999
 10.11(5)         Extension of Class 3 German License, dated July 1999
 10.12(5)         Extension of Class 4 German License, dated July 1999
 10.13(6)         Extension of Class 3 German License, dated January 2000
 10.14(6)         Extension of Class 4 German License, dated January 2000
 10.15(7)         Extension of Class 3 German License, dated July 2000
 10.16(7)         Extension of Class 4 German License, dated July 2000
10.17(11)         Form of Extension of Class 3 German License, dated
                  October 2000, together with schedule identifying the
                  licenses granted
10.18(11)         Form of Class 4 German National License, dated March 21, 2001
 10.19(6)         Amended Employment Agreement by and between CableTel
                  Management, Inc. and William H. Pearson, dated June 30, 2000
 10.20(6)         Amended Employment Agreement by and between CableTel
                  Management, Inc. and David Lacey, dated June 30, 2000
10.21(11)         Service Agreement, dated June 11, 1999, between
                  iPcenta Limited and Martin Rushe
10.22(11)         Employment Agreement, dated February 2001, between
                  CompleTel Headquarters Europe SAS and Jerome de Vitry
10.23(6)          Amended and Restated Executive Securities Agreement by and
                  between CompleTel LLC and Martin Rushe, dated January
                  15, 2000
10.24(11)         Repurchase and Restriction Agreement, dated November 27,
                  2000, between CompleTel LLC and Martin Rushe 10.25(11)
                  Form of Contribution and Restriction Agreement, dated
                  November 27, 2000, between CompleTel LLC and the Executive
                  Officers identified in the attached schedule
10.25(11)         Form of Contribution and Restriction Agreement, dated
                  November 27, 2000, between CompleTel LLC and the Executive
                  Officers identified in the attached schedule.
10.26(2)          Promissory Note, dated March 23, 2000, between Martin
                  Rushe as maker and iPcenta Limited as payee 10.27(2) Letter
                  Agreement, dated March 23, 2000, between Martin Rushe
                  and iPcenta Limited
10.27(2)          Letter Agreement, dated March 23, 2000 between Martin Rushe and iPcenta Limited
    10.28         Promissory Note, as amended, dated December 21, 2000,
                  between William Pearson as maker and CompleTel Europe N.V.
                  as payee
10.29(11)         Form of Loan Agreement, dated March 31, 2000, between
                  CompleTel Europe N.V. and Employee relating to loan from
                  Paribas to the Employee, together with schedule
                  identifying the final agreements entered into under the
                  form
10.30(11)         Form of Letter Agreement between CompleTel Europe N.V.
                  and Employee relating to loan from Paribas to the
                  Employee, together with schedule identifying the final
                  agreements entered into under the form
10.31(12)         Employment Agreement, dated as of March 1, 2001, between
                  Timothy A. Samples and Cabletel Management, Inc.
10.32(12)         Secondment Agreement, dated April 2001, by and among
                  CableTel Management, Inc., Timothy A. Samples and CompleTel
                  Headquarters UK Ltd.
10.33(12)         Non-qualified Stock Option Agreement, dated as of March 14,
                  2001, between CompleTel Europe N.V. and Timothy A. Samples
10.34(12)         Loan Agreement and Promissory Note, dated April 2, 2001,
                  between Timothy A. Samples and CompleTel Europe N.V.
    10.35         Employment Agreement, dated as of November 1, 2001, between
                  J. Lyle Patrick and Cabletel Management, Inc.
    10.36         Secondment Agreement, dated November 1, 2001, among CableTel
                  Management, Inc., J. Lyle Patrick and CompleTel
                  Headquarters UK Ltd.
     23.1         Consent of Arthur Andersen


-----------

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

(11) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001, filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001 and incorporated herein by reference.

(14) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001 and incorporated herein by reference.