Form 10-Q
period 2002-03-31
COMPLE TEL EUROPE NV
filed 2002-05-15
CIK 1089558

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                -----------

                                 FORM 10-Q
                                -----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

                                     or

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
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)
                  Kruisweg 609                               2132 NA
       2132 NA Hoofddorp, The Netherlands                  (Zip Code)
    (Address of principal executive offices)


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares outstanding of the Registrant's common stock as of April 1, 2002 was 160,555,222 ordinary shares.


                             TABLE OF CONTENTS

PART I.              FINANCIAL INFORMATION

Item 1.              Financial Statements (unaudited)
                     Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001 Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001 (unaudited) Consolidated Statement of Shareholders' Equity for the Three Months Ended as of March 31, 2002 (unaudited) Consolidated Statements of Cash Flows for the Three Months Ended as of March 31, 2002 and 2001 (unaudited) Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.              Quantitative and Qualitative Disclosure about Market Risk

PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings

Item 2.              Changes in Securities and Use of Proceeds

Item 3.              Defaults upon Senior Securities

Item 4.              Submission of Matters to a Vote of Security Holders

Item 5.              Other Information

Item 6.              Exhibits and Reports on Form 8-K

SIGNATURES


                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                   COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
     (Stated in thousands of euro, except share and per share amounts)
                                (unaudited)

                                                                                   March 31,       December 31,
                                                                                        2002               2001
                                               ASSETS                              ---------       ------------
      CURRENT ASSETS:
        Cash and cash equivalents                                                 (euro)56,166       (euro)81,613
        Short-term investments, restricted                                              16,863             16,694
        Accounts receivable, net of allowance for doubtful receivables
           of (euro)2,670 and (euro)2,330, respectively                                 21,347             18,357
        Affiliate receivables                                                              134              2,121
        VAT receivables                                                                 15,807             24,472
        Prepaid expenses and other current assets                                        9,705             11,494
                                                                                        ------            -------

                 Total current assets                                                  120,022            154,751
                                                                                       --------           -------

      NON-CURRENT ASSETS:
        Property and equipment, net                                                    276,255            277,807
        Licenses, net of accumulated
           amortization of(euro)267 and(euro)335, respectively                           1,292              2,104
        Goodwill                                                                         5,793              5,793
        Deferred financing costs, net                                                    7,308              7,525
        Non-current investments, restricted                                              8,172              8,085
        Other non-current assets                                                         2,769              2,525
                                                                                       -------            -------

                Total non-current assets                                               301,589            303,839
                                                                                       -------            -------

      TOTAL ASSETS                                                               (euro)421,611      (euro)458,590
                                                                                  =============      =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES:
        Network vendor payables                                                   (euro)23,300       (euro)37,356
        Accrued liabilities                                                             26,656             21,896
        Trade accounts payable                                                          44,656             48,294
        Affiliate payables                                                                   -              1,393
                                                                                        -------           -------
                Total current liabilities                                               94,612            108,939
                                                                                        ------            -------

      LONG-TERM DEBT                                                                   232,350            227,735

      COMMITMENTS AND CONTINGENCIES (Note 6)

      SHAREHOLDERS' EQUITY:
        Ordinary shares, nominal value (euro).10 per share, 383,332,650 shares authorized; 160,555,222 shares issued and
           outstanding at March 31, 2002 and
           December 31, 2001, respectively                                              16,055             16,055
        Additional paid-in capital                                                     688,575            690,093
        Deferred compensation                                                           (9,222)           (11,192)
        Other cumulative comprehensive loss                                              1,060                747
        Accumulated deficit                                                           (586,266)          (558,234)
        Treasury stock, at cost (Note 3)                                               (15,553)           (15,553)
                                                                                       --------           --------
      TOTAL SHAREHOLDERS' EQUITY                                                        94,649            121,916
                                                                                       --------           --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 (euro)421,611      (euro)458,590
                                                                                  =============      =============

              The accompanying notes are an integral part of these unaudited consolidated balance sheets.




                   COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
     (Stated in thousands of euro, except share and per share amounts)
                                (unaudited)

                                                                  Three Months Ended         Three Months Ended
                                                                    March 31, 2002             March 31, 2001
                                                                -----------------------    -----------------------
REVENUE.............................................               (euro)       29,126        (euro)       19,656

OPERATING EXPENSES:
   Network costs....................................                            20,484                     18,691
   Selling, general and administrative..............                            18,439                     25,297
   Non-cash compensation............................                               451                     (1,731)
   Depreciation and amortization....................                             8,849                      9,506
   Restructuring, impairment and other charges......                             1,871                          -
                                                                -----------------------    -----------------------
         Total operating expenses...................                            50,094                     51,763
                                                                -----------------------    -----------------------

OPERATING LOSS......................................                           (20,968)                   (32,107)
                                                                -----------------------    -----------------------

OTHER INCOME (EXPENSE):
   Interest income..................................                               574                      5,398
   Interest expense, net of capitalized interest....                            (7,457)                    (8,345)
   Foreign exchange loss and other expense..........                              (181)                    (5,548)
                                                                -----------------------    -----------------------
         Total other income (expense)...............                            (7,064)                    (8,495)
                                                                -----------------------    -----------------------
NET LOSS                                                          (euro)       (28,032)       (euro)      (40,602)
                                                                =======================    =======================

BASIC AND DILUTED LOSS PER ORDINARY SHARE............             (euro)         (0.18)       (euro)        (0.26)
                                                                =======================    =======================

WEIGHTED AVERAGE NUMBER OF ORDINARY  SHARES
OUTSTANDING.........................................                       157,419,330                157,413,763
                                                                =======================    =======================

           The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                            COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                     (Stated in thousands of euro, except share amounts)
                                                         (unaudited)

                                                                                                               Other
                                                                               Additional                    Cumulative
                                                      Ordinary Shares           Paid-in      Deferred       Comprehensive
                                                   Number          Amount        Capital    Compensation       Loss
                                                   ------          ------      -----------  ------------     ------------

BALANCE, December 31, 2001....................    160,555,222    (euro)16,055 (euro)690,093  (euro)(11,192)  (euro) 747

 Deemed contributions by LLC related
   to allocation of
   non-cash compensation charges..............             --              --        (1,518)           830           --
 Amortization of deferred compensation........             --              --            --          1,140           --
 Cumulative translation adjustment ...........             --              --            --             --          313
 Net loss.....................................             --              --            --             --           --
                                                  ----------------------------------------------------------------------
BALANCE, March 31, 2002.......................    160,555,222  (euro)  16,055 (euro)688,575  (euro) (9,222)(euro) 1,060
                                                  ======================================================================


CONTINUATION OF TABLE

                                                                   Teasury Stock           Total
                                                     Accumulated     at Cost            Comprehensive
                                                      Deficit        (Note 3)              Loss           Total
                                                     -----------    ------------        -------------     -----

BALANCE, December 31, 2001....................       (euro)(558,234)   (euro)(15,553)   (euro)(299,321)  (euro)121,916
                                                                                             ========
 Deemed contributions by LLC related
   to allocation of
   non-cash compensation charges..............                  --                --               --             (688)
 Amortization of deferred compensation........                  --                --               --            1,140
 Cumulative translation adjustment ...........                  --                --               313             313
 Net loss.....................................              (28,032)              --           (28,032)        (28,032)
                                                    -------------------------------------------------------------------
BALANCE, March 31, 2002.......................      (euro) (586,266)   (euro)(15,553)    (euro)(27,719)  (euro) 94,649
                                                    ===================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                    COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Stated in thousands of euro)
                                                  (unaudited)

                                                             Three Months Ended             Three Months Ended
                                                               March 31, 2002                 March 31, 2001
                                                          --------------------------       ---------------------
 OPERATING ACTIVITIES:
   Net loss......................................                    (euro)(28,032)               (euro)(40,602)
   Adjustments to reconcile net loss to net cash flows
   provided by operating activities:
     Depreciation and amortization...............                            8,849                        9,506
     Non-cash compensation.......................                              451                       (1,731)
     Restructuring, impairment and other charges.                            1,871                            -
     Accretion of senior discount notes..........                            3,727                        3,153
     Amortization of deferred financing costs....                              217                          447
     Foreign exchange loss.......................                            1,033                        5,070
     Changes in operating assets and liabilities:
       Increase in accounts receivable...........                           (2,990)                      (3,487)
        Decrease in prepaid expenses,
         VAT receivables
         and other current assets................                           10,454                       13,674
       Decrease (increase) in other non-current assets                        (244)                         265
       Increase in accrued liabilities and trade
       accounts                                                              1,122                        5,665
            Payable
       Change in net affiliate payables/
         receivables.............................                              594                       (1,602)
                                                                       -------------                ------------

       Net cash flows used in operating activities                          (2,948)                      (9,642)
                                                                       -------------                ------------

 INVESTING ACTIVITIES:
   Expenditures for property and equipment.......                           (8,458)                     (56,926)
   Decrease in network vendor payables...........                          (14,056)                      (2,404)

         Net cash flows used in investing activities                       (22,514)                     (59,330)

 FINANCING ACTIVITIES:
    Proceeds from exercise of stock options......                               --                           17
   Deferred financing costs......................                               --                         (479)
                                                                       -------------                ------------
         Net cash flows provided by financing activities                        --                         (462)
                                                                       -------------                ------------

   Effect of exchange rates on cash..............                               15                          259
                                                                       -------------                ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                           (25,447)                     (69,175)


CASH AND CASH EQUIVALENTS, beginning of ...period                           81,613                      361,698
                                                                 ------------------         --------------------

CASH AND CASH EQUIVALENTS, end of period.........                 (euro)    56,166          (euro)      292,523
                                                                 =================          ===================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest..........................                 (euro)        --           (euro)           --
 Cash paid for taxes.............................                 (euro)        --           (euro)           --


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

         The Company provides telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas, with a focus on network deployment in France. It delivers these services primarily to connected, on-net customers over its fiber optic metropolitan area networks, or MANs. The Company has MANs in nine cities in France, including Paris, Lyon, Marseille, Lille, Grenoble, Toulouse, Nice, Nantes and Strasbourg. The construction of the Company's MANs was completed during the last quarter of 2001. The Company's MANs are connected by its leased inter-city network.

         Since its inception, the Company has generated operating losses and negative cash flow from its operating activities. The Company expects to continue to experience operating losses and negative cash flows from operations until it establishes a sufficient revenue-generating customer base. While the Company is experiencing growth in its core retail activity in France, and believes that this trend will continue, during 2001 and beginning of 2002, it observed signs of general weakness in the European markets for carrier, dial-up Internet access and Internet data center services. In light of these adverse market conditions, the Company has implemented reorganization and restructuring measures in order to adjust its operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, the Company has implemented a major downsizing of its German operations in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). Furthermore, in April 2002, in connection with its planned recapitalization as described below, the Company decided to sell its entire German operations, which sale was completed, in early May 2002 (see Note 10). In addition, faced with a significant downturn in the web hosting market, linked to the collapse of the ".com" market and installed hosting overcapacity in Europe, the Company has decided to scale down the Internet data centers operations it has launched in France, Germany and the United Kingdom. In France the Company has decided to integrate these activities with its retail businesses, while in Germany and the United Kingdom, the Company has exited these markets by selling its operations in these countries (see Note 10).

         While the Company previously estimated its funding gap (that is, the additional financing required to bring it to cash flow breakeven) to be approximately (euro)60 million to (euro)90 million, in light of (i) the anticipated elimination of interest payments upon the exchange or retirement of the Company's outstanding debt securities pursuant to the recapitalization plan described below, (ii) the cash savings from the sale of the Company's German and UK operations and cost reductions at the Company's European headquarters, and (iii) the lower cash requirements related to selling, general and administrative expenses and capital expenditures resulting from the Company's restructuring efforts, the Company currently estimates its funding gap to be approximately (euro)30 million. The Company expects that, upon the completion of the recapitalization plan described below, its cash balances, together with the anticipated cash flow from its operations, will be sufficient to fully fund its restructured operations to cash flow breakeven.

         On May 15, 2002, the Company signed an agreement in support of a recapitalization plan (the "Recapitalization") with an ad hoc committee of holders of its 14% senior discount notes due 2009 and 14% senior notes due 2010 (collectively, the "Notes"), constituting over 75% of the Company's outstanding Notes and with Meritage Private Equity Funds ("Meritage") and DeGeorge Telecom Holdings ("DeGeorge Telecom"), two of the Company's principal shareholders. The Recapitalization will involve a debt for equity swap in respect of the outstanding Notes, the return to the holders of the senior notes due 2010 of the outstanding balance in the escrow account established to provide funds for interest payments on these senior notes, and an equity investment in the aggregate of at least (euro)38 million.

         The Company intends to effect the Recapitalization by means of a voluntary pre-arranged Netherlands composition proceeding known as an Akkoord. To avail itself of this proceeding, CompleTel Europe would file with the Dutch courts for protection from its creditors, which consist almost entirely of holders of its Notes. At the same time, it would submit to the Dutch courts a composition plan whereby the holders of the Notes would receive convertible preferred B shares (the "Convertible Preferred B Shares") and ordinary shares representing approximately 42.6% of the Company's share capital that would be outstanding at the close of the Recapitalization (on an as-converted basis). This composition plan, which is subject to the support of the holders of at least 75% of the Notes and the sanction of the Dutch courts, would be binding on all the Noteholders, and would effectively eliminate CompleTel Europe's outstanding indebtedness while permitting its operating subsidiaries to continue operations without disruption. The Company believes it has obtained the level of commitments from the holders of its Notes that would be required by The Netherlands courts to approve the composition plan and the retirement of all of its outstanding Notes.

         The Recapitalization includes an equity investment of an aggregate of (euro)30 million by Meritage and DeGeorge Telecom in return for the issuance of convertible preferred A shares (the "Convertible Preferred A Shares") and ordinary shares representing approximately 42.6% of the share capital (on an as-converted basis). In addition, certain of the holders of the senior notes due 2010 have committed to make an equity investment of approximately (euro) 8 million (reflecting a portion of the escrow funds to be released to these holders) in return for the issuance of Convertible Preferred A Shares and ordinary shares representing approximately 11.4% of the share capital (on an as-converted basis).

         In accordance with their respective terms, in the event of a liquidation of CompleTel Europe, the Preferred A Shares will rank senior to the Preferred B Shares, which, will rank senior to CompleTel Europe's ordinary shares. In addition, upon liquidation, the Preferred A Shares and Preferred B Shares will be entitled to receive, prior to any distribution in respect of the ordinary shares, an amount in cash equal to (euro)0.03 per share.

         Post-Recapitalization, the Noteholders, Meritage and DeGeorge Telecom would own, in the aggregate, 96.6% of the Company's share capital (on an as-converted basis), with the remaining shares (representing 3.4% of the Company's share capital) held by the Company's currently existing shareholders. Furthermore, post-Recapitalization, the Company's Supervisory Board would be reconstituted as a six-member board, comprising two designees of the holders of the Convertible Preferred A Shares, two designees of the holders of the Convertible Preferred B Shares, and two independent directors mutually acceptable to the Noteholders and to Meritage and DeGeorge Telecom.

         As an alternative to an Akkoord, if the Company concludes that a significant majority of the holders of the Notes support the Recapitalization, it may pursue an out-of-court restructuring effected by means of an unregistered exchange offer on substantially the same terms as the Akkoord. This exchange offer would take the advantage of the exemption from registration under the U.S. Securities Act of 1933 provided by Section 3(a)(9) of the Securities Act and could enable the Company to effect the Recapitalization faster than by means of an Akkoord. In addition, the company may pursue a pre-arranged U.S. Chapter 11 filing to accomplish the Recapitalization.

         The completion of the Recapitalization, which is expected during the third quarter of 2002, is subject to, among other things, the approval of a share capital increase by the Company's existing shareholders, the closure or sale of the Company's operations outside of France, and other customary conditions. The Company believes that it has obtained the required level of commitments from its existing shareholders to vote in favor of the capital increase and other required actions.

         The Company's Supervisory and Management Boards voted unanimously to approve the Recapitalization. The Company expects that, upon the completion of the Recapitalization, its cash balances, together with the anticipated cash flow from its operations, will provide it with sufficient capital to fully fund its restructured operations to cash flow breakeven.

         There is no assurance that the Company will be able to effect the Recapitalization, or that the Company will be able secure alternative sources of financing if the Recapitalization is not consummated. If the Company fails to effect the Recapitalization, or to obtain sufficient alternative financing, it will effectively cease to be able to conduct its business. Given its funding position, the Company believes that if the Recapitalization is not realized, there would be a substantial doubt regarding its ability to continue as a going concern.

(2) Basis of Presentation

         The accompanying interim unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and are in the form prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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

(3) Property and Equipment

         Property and equipment includes network equipment, office furniture and equipment, computer equipment and software, leasehold improvements, buildings and construction in progress. These assets are stated at historical cost and are being depreciated when ready for their intended use on a straight-line basis over their estimated useful lives:


         Property and equipment consisted of the following (in thousands):

                                                                                March 31,    December 31,
                                                                                   2002            2001
                                                                                   ----            ----

Network equipment............................................................  (euro)280,630     (euro)276,206
Office furniture and equipment...............................................          3,757             3,602
Computer equipment and software..............................................          7,143             7,152
Leasehold improvements.......................................................          4,165             4,096
Materials and supplies .....................................................           5,525             5,525
Buildings....................................................................            205               205
                                                                               -------------      ------------

Property and equipment, in service...........................................        301,425           296,786
Less: accumulated depreciation...............................................       (60,462)          (49,573)
                                                                                  ----------      ------------

Property and equipment, in service, net......................................        240,963           247,213
Construction in progress.....................................................         35,292            30,594
                                                                                 -----------      ------------

Property and equipment, net..................................................  (euro)276,255     (euro)277,807
                                                                               =============     =============



         The Company capitalized approximately (euro)0.9 million and
(euro)3.5 million of interest for the three months ended March 31, 2002 and 2001, respectively.

         Expenditures for maintenance and repairs are expensed as incurred.

(4) Related Party Transactions

Employee Loans

         In December 2000, the Company loaned its then President and Chief Executive Officer, the principal amount of U.S.$1.5 million. The principal amount, together with accumulated interest at the annual rate of 7% was originally scheduled to be due and payable on the earlier of December 31, 2001, or 180 days after any termination of employment. Effective as of December 11, 2001, the maturity date for this loan was extended to December 31, 2002, or 180 days after any termination of employment. As a result of this executive's resignation on February 22, 2002, the loan is currently due and payable on August 19, 2002. As a result of the current fair market value of the collateral, and the anticipated dilution to the currently outstanding ordinary shares as part of the Company's planned Recapitalization (see Note 1), the Company has recorded a reserve for the loan amount and the accrued interest. The Company still expects payment of the amount when due on August 19, 2002 and will fully pursue such collection.

         In April 2001, the Company and its current Chief Executive Officer ("CEO"), entered into a Loan Agreement and a Promissory Note, pursuant to which the Company made a (euro)865,000 loan to the CEO. The loan accrued interest at 6%, compounded quarterly, and became due February 28, 2002. In accordance with its terms, the repayment of the loan (including interest and reimbursement of associated tax liabilities) has been forgiven by the Company, as the CEO is still employed by the Company.

(5) Indebtedness


         Long-term debt consists of the following (in thousands):

                                                                                      March 31         December 31
                                                                                        2002              2001
                                                                                        ----              ----

      14% Senior Discount Notes, face amount $120.5 million, due 2009, effective interest rate of 15.1%, converted to euro at March 31,
          2002 and December 31, 2001 at exchange rates of 0.8702 and
          0.8901, respectively...................................................     (euro)104,093      (euro)99,333
      14% Senior Notes, due 2010.................................................           121,870           121,870
      Other long-term debt.......................................................             6,387             6,532
                                                                                            -------           -------
                                                                                      (euro)232,350     (euro)227,735
                                                                                            =======           =======



(6) Commitments And Contingencies

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

As of and for the three months ended March 31, 2002:


                                            CompleTel        CompleTel        CompleTel       CompleTel
                                               France          Germany               UK      Europe and
                                                                                                  Other              Total
         Revenue:
           Retail                              14,972            3,105                -               -             18,077
           Carrier                              3,590            1,822                -               -              5,412
           ISP                                  3,787              193                -               -              3,980
           Hosting                                602              184              871               -              1,657
                                          ---------------------------------------------------------------------------------
             Total revenue                     22,951            5,304              871               -             29,126
         Adjusted EBITDA                      (4,034)            (993)             (809)         (3,961)            (9,797)
         Total long-lived assets, net         238,375           21,084                -          23,881            283,340
         Total assets                         286,261           27,916            2,518         104,916            421,611
         Expenditures for long-lived
             Assets                             8,215             (405)               -             648              8,458


As of and for the three months ended March 31, 2001:


                                                 CompleTel       CompleTel       CompleTel       CompleTel
                                                    France         Germany              UK      Europe and
                                                                                                     Other              Total
           Revenue:
             Retail                                  6,609           1,159               -               -              7,768
             Carrier                                 1,822             973               -               -              2,795
             ISP                                     6,824             103               -               -              6,927
             Hosting                                   348             574           1,244               -              2,166
                                            ----------------------------------------------------------------------------------
               Total revenue                        15,603           2,809           1,244               -             19,656
           Adjusted EBITDA                          (8,987)         (7,484)         (2,541)         (5,320)           (24,332)
           Total long-lived assets, net            180,266         144,265          13,006          15,364            352,901
           Total assets                            224,435         156,079          18,568         393,693            792,775
           Expenditures for long-lived
                Assets                              29,105          20,338           3,487           3,996             56,926


(8) Restructuring, Impairment and Other Charges

         In connection with the Company's restructuring efforts during the second half of 2001, the Company recognized approximately (euro)167.6 million in restructuring, impairment and other charges.


         These charges consist of the following (in millions):

Write-down of German and United Kingdom assets............                      (euro)142.7
Write-down of materials and supplies..............................                      6.0
Restructuring charges.................................................                 15.8
Other charges...........................................................                3.1

Total.....................................................................      (euro)167.6
                                                                                ===========


         The write-down of the Company's German and U.K. assets resulted from the Company's decision to significantly scale-back its operations in Germany and exit the market in the United Kingdom. As a result of its restructuring, the Company determined, in accordance with its policy relating to recoverability of long-lived assets, that the values of its German and U.K. assets were impaired as of December 31, 2001. Accordingly, as of December 31, 2001, the Company recorded charges to write-down the carrying values of these assets to their estimated fair market values as determined by the Company using a discounted cash flow approach. The write-down of materials and supplies is related to the revaluation of certain materials and supplies held by the Company resulting directly from the decision by the Company to scale-back its operations in Germany, as a result of which, these materials and supplies are in excess of what is needed by the Company to complete construction of its networks. The restructuring charges relate primarily to severance costs associated with the reductions in the size of the Company's workforce in Germany and the United Kingdom, as well as charges relating to lease terminations and renegotiated interconnection agreements. The other charges of (euro)3.1 million are related to the costs associated with the repayment of certain loans held by employees with a bank and the costs associated with the forgiveness of a loan made to the CEO of the Company, in accordance with its terms. Salary costs related to these employees have been included under selling, general and administrative in the consolidated statement of operations. In addition to these charges incurred in 2001, the Company also recorded, in the first quarter of 2002, other charges of (euro)1.9 million, related to a reserve made in connection with the decrease in value of the collateral for a loan extended by the Company to its former President and Chief Executive Officer, as described in Note 4.

         Management expects the restructuring to be completed during the first half of 2002.

         The restructuring charges can be detailed as follows:

Summary of Restructuring Charges

                                                                                    Europe HQ
                                        France         Germany            UK         and other             Total

Severance (1)                          (euro)1,151     (euro)2,399       (euro)527       (euro)603     (euro)4,680
Facilities and Network (2)                   1,558           5,194             992               -           7,744
Other (3)                                       20             601              50           2,694           3,365
                                       -----------      ----------      ----------      ----------     -----------
                                             2,729           8,194           1,569           3,297          15,789
Paid through March 31, 2002                  1,994           4,736           1,094           2,518          10,342
                                       -----------      ----------      ----------      ----------     -----------

Accrual balance,
 March 31, 2002                          (euro)735     (euro)3,458       (euro)475       (euro)779     (euro)5,447
                                        ==========    ============      ==========  ==============    ============

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


(9)      New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS 141 than its predecessor, APB Opinion No. 16, although in some instances previously recognized intangibles will be subsumed into goodwill.

         Under SFAS 142, goodwill will no longer be amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 (see Note 7) operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Under SFAS 142, intangible assets with indefinite lives will not be amortized. Instead, they will be carried at the lower of cost or market value and be tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

         The Company adopted SFAS 141 and 142 effective January 1, 2002. Accordingly, the Company discontinued amortizing its remaining balance of goodwill of approximately (euro)5.6 million effective January 1, 2002. The Company does not anticipate that the adoption of these statements will have a material impact on its results of operations, its financial position or its cash flows.

         The amortization expense and net loss of the Company for the three months ended March 31, 2002 and 2001 are as follows (amounts in thousands):


                                                                        2002         2001
                                                                        ----         ----
Goodwill amortization........................................      (euro)   -    (euro)81
Licenses amortization..........................................           121         101
Net loss, adjusted for no goodwill amortization............           (28,032)    (40,521)

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement of obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of cost to expense, (4) subsequent measurement of the liability, and (5) related financial statement disclosure. SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period during which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying value of the asset and depreciated over life of the associated asset. SFAS 143 requires to measure changes in the liability for an asset retirement obligation due to the passage of time by applying an interest method of allocation to the amount of the liability at the beginning of a reporting period. The interest rate used to measure that change is the credit-adjusted-risk-free rate that existed when the liability was initially measured. Finally, SFAS 143 requires such changes in liability for asset retirement obligations to be recognized as an increase in the carrying amount of the liability and as an expense classified as an operating item in the statement of income. SFAS 143 applies to fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS will have a material impact on its results of operations, its financial position, or its cash flows.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." While it supersedes APB Opinion 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS 144 also establishes a probability weighted cash flow estimation approach to deal with situations in which there is a range of cash flows that may be generated by the asset being tested for impairment. SFAS 144 also establishes criteria for determining when an asset should be treated as held for sale.

         SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. The Company does not anticipate that adoption of SFAS 144 will have a material impact on its results of operations, its financial position, or its cash flows.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt" and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 applies to fiscal years beginning after May 15, 2002. The Company does not anticipate that the adoption of SFAS 145 will have a material impact on its results of operations, its financial position, or its cash flows.

(10) Subsequent Events

Sale of Germany and U.K. Operations

         On May 10, 2002, the Company completed the sale of its German operations to a third party. Pursuant to the agreement governing the terms of the sale, the Company transferred to the buyer the entire share capital of CompleTel GmbH, which, until the sale, was an indirect wholly-owned subsidiary of CompleTel Europe. Furthermore, the Company agreed to acquire from CompleTel GmbH certain transmission equipment for (euro)500,000. In addition, the Company agreed to provide the buyer free support billing and financial IT services for a period of up to 12 months after the sale. Following the sale of CompleTel GmbH, the Company no longer operates or generates revenue in Germany. The Company expects to record a loss in connection with this sale in its financial statements for the second quarter of 2002. See Note 7 for details on the Company's German operations' performance and their relative contribution to the Company's over-all performance. In connection with the sale of its German operations, the Company entered into reciprocal agreements for terminating traffic, which will allow the Company to service its French customers that currently have, or will develop, operations in Germany.

         On May 15, May 2002, the Company completed the sale of its U.K. operations to a third party. Pursuant to the agreement governing the terms of the sale, the Company transferred to the buyer the entire share capital of CompleTel UK Limited, which, until the sale, was an indirect wholly-owned subsidiary of CompleTel Europe. Following the sale of CompleTel U.K. Limited, the Company no longer operates or generates revenue in the United Kingdom. See Note 7 for details on the Company's U.K. operations' performance and their relative contribution to the Company's over-all performance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All assumptions, anticipations, expectations and forecasts contained in the following discussion regarding our future business plans and products and services, financial results, Adjusted EBITDA forecasts, performance, and the telecommunications industry and operating environment, and future events are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are generally identified by the use of forward-looking words such as "plan", "estimate", "believe", "expect", "anticipate", "will", "should" and "may" or other variations of such terms, or by discussion of strategy that involves risks and uncertainties. The forward-looking statements contained herein represent a good-faith assessment of our future performance for which we believe there is a reasonable basis. These forward-looking statements represent our view only as of the dates they are made, and we disclaim any obligation to update forward-looking statements contained herein, except as may be otherwise required by law. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that could cause our actual future results, performance and achievements to differ materially from those forecasted or suggested herein. The most important of such factors is our potential inability to effect our recapitalization plan on the terms described in this report. With respect to revenue forecasts, such factors include, but are not limited to: (a) decline in demand for our telecommunications services; (b) pricing pressures from our direct competitors as well as from providers of alternative services; (c) failures, shutdowns or service disturbances with respect to our networks; (d) worsening carrier and Internet data market weakness; (e) major changes in market conditions and (f) completion of any acquisition or disposition transactions. In addition to these risks, Adjusted EBITDA forecasts and other forward-looking information in this report are subject to such risks as: (a) unforeseen delays or increased expenditures incurred in the construction of our operations; (b) our inability to develop and maintain efficient operations support; (c) regulatory developments adverse to us or difficulties we may face in maintaining necessary telecommunications licenses or other governmental approvals; and (d) our inability to obtain required financing on satisfactory terms. For a more detailed discussion of such risks affecting us, please refer to our prospectuses and annual reports filed with the U.S. Securities and Exchange Commission.

         All statements made herein are accurate only as of the date of filing this Form 10-Q with the Securities and Exchange Commission and may be relied upon only as of that date. Unless otherwise indicated, all share numbers reflect the five-for-one split we effect on February 25, 2000.

Overview

         We are a facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure. We provide telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas, with a focus on network deployment in France. We deliver these services primarily to connected, on-net customers over our fiber optic metropolitan area networks, or MANs.

         We were incorporated in December 1998. Through a series of transactions in January 1999, we became the holding company for our telecommunications businesses, which commenced in January 1998 when CompleTel LLC, our then ultimate parent, was formed. We accounted for these transactions as a reorganization of entities under common control, similar to a pooling of interests. Accordingly, our historical results of operations are presented as if we had been legally formed on January 8, 1998 and had performed all competitive local exchange carrier related development activities since CompleTel LLC's inception.

         We have generated operating losses and negative cash flow from our operating activities to date, and we expect to continue to experience operating losses and negative cash flows from operations until we establish a sufficient revenue-generating customer base. We are experiencing growth in our core retail activity in France, and believe that this trend will continue. However, during 2001 and the beginning of 2002, we observed signs of general weakness in the European markets for carrier, dial-up Internet access and Internet data center services. In light of these adverse market conditions, we have implemented reorganization and restructuring measures to adjust our operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, we have implemented a major downsizing of our German operations in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). Furthermore, in April 2002, in connection with our planned recapitalization as described below, we decided to sell our entire German operations. We completed this sale in early May 2002 (see Note 10 to our consolidated financial statements). In addition, faced with a significant downturn in the web hosting market, linked to the collapse of the ".com" market and installed hosting overcapacity in Europe, we decided to scale down the Internet data centers operations we have launched in France, Germany and the United Kingdom. In France, we decided to integrate these activities with our retail businesses, while in Germany and the United Kingdom, we have exited these markets by selling our operations in these countries (see Note 10).

         While we previously estimated our funding gap (that is, the additional financing required to bring us to cash flow breakeven) to be approximately (euro)60 million to (euro)90 million, in light of (i) the anticipated elimination of interest payments upon the exchange or retirement of our outstanding debt securities pursuant to the recapitalization plan described below, (ii) the cash savings from the sale of our German and UK operations and cost reductions at our European headquarters, and (iii) the lower cash requirements related to selling, general and administrative expenses and capital expenditures resulting from our restructuring efforts, we currently estimates our funding gap to be approximately (euro)30 million. We expect that, upon the completion of the recapitalization plan described below, our cash balances, together with the anticipated cash flow from our operations, will be sufficient to fully fund our restructured operations to cash flow breakeven.

         On May 15, 2002, we signed an agreement in support of a recapitalization plan (the "Recapitalization") with an ad hoc committee of holders of our 14% senior discount notes due 2009 and 14% senior notes due 2010 (collectively, the "Notes"), constituting over 75% of our outstanding Notes and with Meritage Private Equity Funds ("Meritage") and DeGeorge Telecom Holdings ("DeGeorge Telecom"), two of our principal shareholders. The Recapitalization will involve a debt for equity swap in respect of the outstanding Notes, the return to the holders of the senior notes due 2010 of the outstanding balance in the escrow account established to provide funds for interest payments on these senior notes, and an equity investment in the aggregate of at least (euro)38 million.

         We intend to effect the Recapitalization by means of a voluntary pre-arranged Netherlands composition proceeding known as an Akkoord. To avail ourselves of this proceeding, our holding company, CompleTel Europe N.V., would file with the Dutch courts for protection from its creditors, which consist almost entirely of holders of our Notes. At the same time, we would submit to the Dutch courts a composition plan whereby the holders of the Notes would receive convertible preferred B shares (the "Convertible Preferred B Shares") and ordinary shares representing approximately 42.6% of our share capital that would be outstanding at the close of the Recapitalization (on an as-converted basis). This composition plan, which is subject to the support of the holders of at least 75% of the Notes and the sanction of the Dutch courts, would be binding on all the Noteholders, and would effectively eliminate our outstanding indebtedness while permitting our operating subsidiaries to continue operations without disruption. We believe that we have obtained the level of commitments from the holders of the Notes that would be required by The Netherlands courts to approve the composition plan and the retirement of all of the outstanding Notes.

         The Recapitalization includes an equity investment of an aggregate of (euro)30 million by Meritage and DeGeorge Telecom in return for the issuance of convertible preferred A shares (the "Convertible Preferred A Shares") and ordinary shares representing approximately 42.6% of our share capital (on an as-converted basis). In addition, certain of the holders of the senior notes due 2010 have committed to make an equity investment of approximately (euro) 8 million (reflecting a portion of the escrow funds to be released to these holders) in return for the issuance of Convertible Preferred A Shares and ordinary shares representing approximately 11.4% of our share capital (on an as-converted basis).

         In accordance with their respective terms, in the event of a liquidation of CompleTel Europe, the Preferred A Shares will rank senior to the Preferred B Shares, which, will rank senior to the ordinary shares. In addition, upon liquidation, the Preferred A Shares and Preferred B Shares will be entitled to receive, prior to any distribution in respect of the ordinary shares, an amount in cash equal to (euro)0.03 per share.

         Post-Recapitalization, the Noteholders, Meritage and DeGeorge Telecom would own, in the aggregate, 96.6% of our share capital (on an as-converted basis), with the remaining shares (representing 3.4% of our share capital) held by our existing shareholders. Furthermore, post-Recapitalization, our Supervisory Board would be reconstituted as a six-member board, comprising two designees of the holders of the Convertible Preferred A Shares, two designees of the holders of the Convertible Preferred B Shares, and two independent directors mutually acceptable to the Noteholders and to Meritage and DeGeorge Telecom.

         As an alternative to an Akkoord, if we conclude that a significant majority of the holders of the Notes support the Recapitalization, we may pursue an out-of-court restructuring effected by means of an unregistered exchange offer on substantially the same terms as the Akkoord. This exchange offer would take the advantage of the exemption from registration under the U.S. Securities Act of 1933 provided by Section 3(a)(9) of the Securities Act, and could enable us to effect the Recapitalization faster than by means of an Akkoord. In addition, we may pursue a pre-arranged U.S. Chapter 11 filing to accomplish the Recapitalization.

         The completion of the Recapitalization, which is expected during the third quarter of 2002, is subject to, among other things, the approval of a share capital increase by our existing shareholders, the closure or sale of our operations outside of France, and other customary conditions. We believe that we have obtained the required level of commitments from our existing shareholders to vote in favor of the capital increase and other required actions.

         Our Supervisory and Management Boards voted unanimously to approve the Recapitalization. We expect that, upon the completion of the Recapitalization, our cash balances, together with the anticipated cash flow from our operations, will provide us with sufficient capital to fully fund our restructured operations to cash flow breakeven.

         There is no assurance that we will be able to effect the Recapitalization, or to secure alternative sources of financing if the Recapitalization is not consummated. If we fail to effect the Recapitalization, or to obtain sufficient alternative financing, we will effectively cease to be able to conduct our business. Given our funding position, we believe that if the Recapitalization is not realized, there would be a substantial doubt regarding our ability to continue as a going concern.

Revenue

         Our revenue consists of revenue from three principal categories of service offerings, as follows:

         Retail Services

         We generate revenue from the voice, data and Internet services we provide primarily to our directly connected retail customers. We expect revenue from retail services to represent an increasing percentage of our total revenue.

         o Voice services. We derive substantially all our voice revenue from the switched voice communications services we provide to customers directly connected to our networks through our owned fiber and leased lines. This revenue is based primarily on traffic minutes billed. Revenue from voice products accounted for (euro)13.7 million, or approximately 47% of our total revenue for the three months ended March 31, 2002 compared to
                  (euro)5.9 million, or approximately 29% of our total revenue for the corresponding period in 2001.

         o Data and Internet services. We derive revenue from the local dedicated access and private line services we provide customers for data connections over our MANs. This revenue is based primarily on transmission capacity provided. We also derive revenue by providing high-capacity Internet protocol-based services and interconnection between local area networks in each of the cities in which our MANs operate. Revenue from these services accounted for (euro)4.4 million, or approximately 15%, of our total revenue for the three months ended March 31, 2002, compared to (euro)1.9 million, or approximately 10%, of total revenue for the corresponding period in 2001.

         Wholesale services.

         We derive revenue by providing transmission capacity on a wholesale basis to other carriers, as well as dial-up Internet access to our Internet service provider customers.

         o Carrier and termination services. We derive revenue from the services we provide on a wholesale basis to other telecommunications service providers that require transmission capacity to support gaps in their networks, need additional capacity or require alternate routing, or do not have their own transmission facilities. We also terminate traffic for other operators. This revenue, which is based primarily on transmission capacity provided and traffic minutes terminated, accounted for(euro)5.4 million, or approximately 19% of our revenue in the three months ended March 31, 2002, compared to(euro)2.8 million, or approximately 14% of our total revenue for the corresponding period in 2001. We expect revenue from carrier and termination services to represent a decreasing portion of our total revenue.

         o Internet dial-up. We also derive revenue from dial-up Internet access to our ISP customers delivering the traffic. This revenue, which is based primarily on traffic minutes, accounted for (euro)4.0 million, or approximately 14% of our overall revenue in the three months ended March 31, 2002, compared to (euro)6.9 million, or approximately 35%, of our total revenue for the corresponding period in 2001. We expect our Internet dial-up services revenue to represent a decreasing proportion of our total revenue, as our revenue from our retail services increases.

          Internet data centers, web hosting, Internet access and other Internet-related services

         We derive a small portion of our revenue from the web hosting, Internet access and other value-added Internet services we provide at our Internet data centers. We also offer web site creation and maintenance services as well as miscellaneous dial-up services to certain of our Internet data centers customers. Revenue from our Internet data centers, web hosting, Internet access and other Internet-related services accounted for (euro)1.6 million, or approximately 5%, of our total revenue for the three months ended March 31, 2002 compared to (euro)2.2 million, or approximately 12%, of our total revenue for the corresponding period in 2001. We expect revenue from our Internet data centers, web hosting, Internet access and other Internet-related services to remain a small portion of our total revenue.

         Operating expenses

         Our primary operating expenses consist of:

         o        network costs,
         o        selling, general and administrative expenses,
         o        non-cash compensation,
         o        depreciation and amortization expenses, and
         o        restructuring, impairment and other charges.

         Network costs

         Our network costs include costs such as interconnection costs, the cost of leasing high-capacity digital lines that interconnect our network with the networks of other providers, the cost of leasing local loop lines that connect our customers to our network, switch site rental and operating and maintenance costs, as well as costs associated with our Internet data centers, web hosting and other Internet-related services. We lease dark fiber and conduit on a limited basis to establish and augment our MANs in certain markets. We also lease fiber to connect our MANs, in order to provide an IP backbone to support our Internet data centers, web hosting and other Internet-related services. We incur other fixed costs, such as switch site rent and network and switch maintenance, that normally are incurred at the time of interconnection in anticipation of future revenue. To date, we have been able to deploy our networks faster than we initially anticipated in our business plans. As a result, we have experienced relatively high incremental costs. As we continue to expand our customer base and revenue increases, we believe that the incremental costs of deployment will decrease as a percentage of our network costs.

         Selling, general and administrative expenses

         Our selling, general and administrative expenses include costs relating to our sales and marketing department, customer care, billing, corporate administration, salaries and other personnel costs, as well as legal and consultant fees. We expect that selling, general and administrative expenses are likely to continue to decline as a portion of our total revenue and are undertaking efforts to control these expenses through various means, such as restructuring and shifting expenditures away from dependence on consultants towards the use of internal resources.

         We have a large, locally-based, direct sales force in our local and regional markets, and a national account team to service multiple location customers and key account executives. As of March 31, 2002, we had 689 employees, compared to 696 employees at December 31, 2001. This decrease is primarily attributable to workforce reductions made in connection with our restructuring in the United Kingdom and Germany. Although our total headcount decreased slightly, the number of our sales employees increased by 21 during the first quarter of 2002.

         Prior to 2002, we recorded amounts we paid to CableTel Management, Inc., then a wholly-owned subsidiary of CompleTel LLC, to reimburse expenses incurred by CableTel Management, Inc. in the performance of certain ordinary and necessary general and administrative services for us and our operating subsidiaries as allocated costs from an affiliate. Beginning October 1, 2000, a significant portion of the expenses that were previously incurred on our behalf by CableTel Management, Inc. (representing primarily salaries to some of our European headquarter employees) are now incurred by CompleTel Headquarters Europe S.A.S, our wholly owned subsidiary and accounted for as selling, general and administrative costs. Furthermore, in the first quarter of 2002, we completed the acquisition of CableTel Management, Inc. from CompleTel LLC. Accordingly, effective January 1, 2002, all the expenses incurred by CableTel Management, Inc. are now accounted for as selling, general and administrative costs.

         Non-cash compensation

         We incur stock-based compensation expense under our fixed stock option plan based on the deferred compensation recorded on the date of grant. In addition, some of our employees have purchased common units of CompleTel LLC, our former ultimate parent, for which CompleTel LLC incurs non-cash compensation charges. We record such non-cash compensation charges as a deemed capital contribution with an offsetting entry to deferred compensation. Deferred compensation is amortized to expense over the vesting period of the common units. The non-cash compensation charges are attributable to employees whose salary and benefits were otherwise classified as selling, general and administrative expenses.

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

         Foreign exchange loss and other expense

         Our revenue, costs, assets and liabilities are, for the most part, denominated in euro, which became our functional and reporting currency effective January 1, 2000. We invest all excess cash in euro-denominated accounts. Therefore, we are exposed to changes in currency exchange rates primarily due to our 14% senior discount notes due 2009. These notes expose us to exchange rate fluctuations as the payment of principal and interest on these notes will be made in U.S. dollars, while a substantial portion of our future cash flow used to service these payments will be denominated in other currencies, primarily the euro. While we believe that our exposure to exchange rate risks is otherwise limited, there can be no assurance that we will not be materially adversely affected by variations in currency exchange rates.

Results of operations

Three months ended March 31, 2002 compared to three months ended March 31,
2001

         Revenue

         Revenue for the three months ended March 31, 2002 increased to
(euro)29.1 million, compared to approximately (euro)19.7 million for the corresponding period in 2001. We attribute this increase in revenue to our overall growth resulting from the implementation of our business plan and the rapid deployment of our networks. Specifically, the increase resulted from significant growth of our customer base, an increase in traffic over our networks and a heightened demand for services from existing customers. For the three months ended March 31, 2002, revenue from retail services totaled (euro)18.1 million; revenue from wholesale services totaled
(euro)9.4 million; and revenue from Internet data centers, web hosting and other Internet-related services totaled (euro)1.6 million. For the three months ended March 31, 2001, revenue from retail services totaled (euro)7.8 million, revenue from wholesale services totaled (euro)9.7 million, and revenue from Internet data centers, web hosting and other Internet-related services totaled (euro)2.2 million.

         In France, we had revenue of approximately (euro)23.0 million for the three months ended March 31, 2002, compared to (euro)15.6 million for the corresponding period in 2001. Revenue from our French operations represented 79% of our total revenue for the three months ended March 31, 2002. We experienced steady growth in revenue from retail customers in the nine French cities in which our MANs operate and our overall connected customer base in France grew to 1,018 customers, as of March 31, 2002. This increase in our customer base and traffic resulted in a total of 753 million minutes of use carried over our networks in France in the first three months of 2002.

         In Germany, we had revenue of approximately (euro)5.3 million for the three months ended March 31, 2002, compared to (euro)2.8 million for the corresponding period in 2001. This revenue represented 18% of our total revenue for the first three months of 2002. As of March 31, 2002, we had 276 connected customers in Germany. On May 10, 2002, we completed the sale of our German operations (see Note 10 to our consolidated financial statements). As a result of this sale, we no longer operate or generate revenue in Germany.

         In the United Kingdom, we had revenue of approximately (euro)0.8 million for the three months ended March 31, 2002, compared to approximately (euro)1.3 million for the corresponding period in 2001. In accordance with our plan to exit this market, on May 15, 2002, we completed the sale of our U.K. operations to a third party (see Note 10 to our consolidated financial statements).

         Operating expenses

         Network costs

         Our network costs for the three months ended March 31, 2002 increased to approximately (euro)20.5 million from (euro)18.7 million for the corresponding period in 2001. This increase resulted primarily from increased customer traffic, which resulted in higher interconnection payments to the incumbent telecommunications operators. Our incremental costs of network deployment are decreasing as a percent of our total network costs.

         Selling, general and administrative expenses

         For the three months ended March 31, 2002, selling, general and administrative expenses totaled approximately (euro)18.4 million, compared to approximately (euro)25.3 million (including (euro)1.9 million, which were then accounted for as allocated costs from an affiliate) for the corresponding period in 2001. This decrease primarily resulted from the effect of our restructuring measures taken in the second half of 2001. As a percentage of our total revenue, selling, general and administrative expenses represented 63% of our total revenue for the three months ended March 31, 2002, compared to 129% (including allocated costs from an affiliate) for the corresponding period in 2001. We expect our selling, general and administrative expenses as a percentage of our total revenue to continue to decrease in future periods, as our revenue increases and our restructuring and other cost saving measures take effect.

         Non-cash compensation

         We incurred non-cash stock-based compensation expense of approximately (euro)1.1 million under our fixed stock option plan for the three months ended March 31, 2002. This amount was based on deferred compensation at the date of grant totaling approximately (euro)25.1 million. Additionally, we recorded a compensation credit of approximately
(euro)0.6 million, based on the closing price per share on March 31, 2002 related to our performance vesting and time vesting shares. The non-cash compensation charges are attributable to employees whose salary and benefits were otherwise classified within selling, general and administrative expenses.

         Depreciation and amortization

         Depreciation and amortization decreased to approximately (euro)8.8 million for the three months ended March 31, 2002, from approximately
(euro)9.5 million for the corresponding period in 2001. The majority of this decrease resulted from a lower depreciable asset base as a result of our write-down of our German and U.K. assets in the fourth quarter of 2001. Additionally, we discontinued amortization of our remaining balance of goodwill effective January 1, 2002, in accordance with SFAS 142.

         Restructuring, impairment and other charges

         In connection with the our restructuring efforts during the second half of 2001, we recognized approximately (euro)167.6 million in restructuring, impairment and other charges.

         These charges consist of the following (in millions):

Write-down of German and United Kingdom assets.................   (euro)142.7
Write-down of materials and supplies...........................           6.0
Restructuring charges..........................................          15.8
Other charges..................................................           3.1
                                                                   ---------
Total..........................................................  (euro)167.6
                                                                    ========

         The write-down of our German and U.K. assets resulted from our decision to significantly scale-back our operations in Germany and exit the market in the United Kingdom. As a result of our restructuring, we determined, in accordance with our policy relating to recoverability of long-lived assets, that the values of our German and U.K. assets were impaired as of December 31, 2001. Accordingly, we recorded charges to write-down the carrying values of these assets to their estimated fair market values as determined by us, using a discounted cash flow approach. The write-down of materials and supplies is related to the revaluation of certain materials and supplies and results directly from our decision to scale-back our operations in Germany, as a result of which, these materials and supplies are in excess of what we need to complete construction of our networks. The restructuring charges relate primarily to severance costs associated with the reductions in the size of our workforce in Germany and the United Kingdom, as well as charges relating to lease terminations and renegotiated interconnection agreements. The other charges of (euro)3.1 million are related to the costs associated with the repayment of certain loans held by employees with a bank and the costs associated with the forgiveness of a loan made to our CEO, in accordance with its terms, as described in Note 3 to our consolidated financial statements. In addition to these charges incurred in 2002, we also recorded, in the first quarter of 2002, other charges of (euro)1.9 million related to a reserve made in connection with the decrease in value of the collateral for a loan we extended to our former President and Chief Executive Officer, as described in Note 4 to our consolidated financial statements.

         We expect to complete the restructuring during the first half of 2002.

         The restructuring charges can be detailed as follows:

Summary of Restructuring Charges


                                                                                    Europe HQ
                                         France         Germany            UK        and other              Total

Severance (1)                          (euro)1,151     (euro)2,399       (euro)527       (euro)603     (euro)4,680
Facilities and Network (2)                   1,558           5,194             992               -           7,744
Other (3)                                       20             601              50           2,694           3,365
                                    ---------------- -------------  --------------  -------  -----   -------------
                                             2,729           8,194           1,569           3,297          15,789
Paid through March 31, 2002
                                             1,994           4,736           1,094           2,518          10,342
                                    --------------    ------------  --------------  ------   -----    ------------
Accrual balance,
 March 31, 2002                         (euro)735      (euro)3,458       (euro)475       (euro)779     (euro)5,447
                                       ===========    ============  ==============  ==== =========    ============

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


         Other income and expense

         We recorded interest income of approximately (euro)0.6 million during the three months ended March 31, 2002, compared to (euro)5.4 million for the corresponding period in 2001. This decrease is the result of decreasing cash and cash equivalents balances.

         We incurred interest expense, net of approximately (euro)0.9 million of capitalized interest expense, of approximately (euro)7.5 million during the three months ended March 31, 2002, compared to interest expense for the corresponding period in 2001 of approximately (euro)8.3 million, net of capitalized interest expense of approximately (euro)3.5 million. The interest expense recorded reflects interest on our senior notes due 2010, the accretion of our senior discount notes due 2009 and the amortization of deferred financing costs.

         Foreign exchange gain (loss) and other expense

         For the three months ended March 31, 2002, we recorded foreign exchange loss and other expenses of (euro)0.2 million, compared to
(euro)5.5 million in the corresponding period in 2001. The foreign exchange loss and other expenses in the three month periods ended March 31, 2002 and 2001 resulted primarily from an unrealized foreign exchange loss related to our dollar-denominated senior discount notes due 2000.

         Net loss

         Our net loss for the three months ended March 31, 2002 was
(euro)28.0 million, compared to a net loss of approximately (euro)40.6 million for the corresponding period in 2001. This change resulted primarily from the increase in our revenue and the effect of our restructuring efforts, as described above.

         Adjusted EBITDA

         Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of measuring the performance of a company. We consider an adjusted measure we refer to as "Adjusted EBITDA," to be a helpful performance measure of our business. In calculating Adjusted EBITDA, we also exclude non-cash compensation charges and foreign exchange loss and other expenses, including restructuring, impairment and other charges. We had Adjusted EBITDA losses of approximately (euro)9.8 million and (euro)24.3 million for the three months ended March 31, 2002 and 2001, respectively. We expect to continue to experience operating losses and negative Adjusted EBITDA as a result of our development and market expansion activities.

         Adjusted EBITDA is not derived pursuant to generally accepted accounting principles and therefore should not be construed as an alternative to operating income (loss), as an alternative to cash flows from operating activities, or as a measure of liquidity. Furthermore, we are not aware of any uniform standards for determining Adjusted EBITDA. Presentations of Adjusted EBITDA may not be calculated consistently by different companies in the same or similar businesses. As a result, our reported Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The following table summarizes our Adjusted EBITDA calculation for the three months ended March 31, 2002 and 2001 (amounts in thousands).


                                                                   2002          2001
                                                                   ----          ----

Net Loss.............................................    (euro)(28,032)   (euro)(40,602)
Interest expense (net of interest income)............            6,883            2,947
Income taxes.........................................               --               --
Depreciation and amortization........................            8,849            9,506
Non-cash compensation................................              451           (1,731)
Restructuring, impairment and other charges..........            1,871               --
Foreign exchange loss and other expense..............              181            5,548
                                                             ----------        ---------
Adjusted EBITDA......................................    (euro) (9,797)   (euro)(24,332)
                                                         ==============   ==============



Statements of Cash Flows

         We had cash and cash equivalents of approximately(euro)56.2 million as of March 31, 2002, a decrease of(euro)25.4 from approximately
(euro)81.6 million as of December 31, 2001. Additionally, as of March 31, 2002, we had approximately(euro)25.0 million of restricted investments placed in escrow for debt service.

         Details of the change in cash and cash equivalents are set forth in the table below.


                                                                             Three Months Ended March 31,
                                                                                    2002         2001
                                                                                  (euro, in thousands)


Cash flows from operating activities..................................          (euro)(2,948) (euro)(9,642)

Cash flows from investing activities..................................               (22,514)      (59,330)

Cash flows from financing activities..................................                    --          (462)

Effect of exchange rates on cash.......................................                   15           259
                                                                                   ----------      --------

Net increase decrease in cash and cash equivalents...............                    (25,447)      (69,175)

Cash and cash equivalents at beginning of period...................                   81,613       361,698
                                                                                    --------       --------

Cash and cash equivalents at end of period...........................           (euro)56,166 (euro)292,523
                                                                                     ========      ========



         Cash flows from operating activities

         During the three months ended March 31, 2002, we used approximately (euro)2.9 million in operating activities, a (euro)6.7 million decrease from the approximately (euro)9.6 million used in operating activities for the corresponding period in 2001. This decrease in cash used for operating activities was primarily related to the increase in revenues and to the operating cost savings resulting from our restructuring efforts.

         Cash flows from investing activities

         We used approximately (euro)22.5 million in investing activities during the three months ended March 31, 2002, compared to using approximately (euro)59.3 million for the three months ended March 31, 2001. The decrease was primarily due to lower capital expenditure as we completed the buildout of our MANs.

         Cash flows from financing activities

         We did not utilize cash for financing activities during the three months ended March 31, 2002, compared to (euro)0.5 million of cash flows used in financing activities for the corresponding period in 2001.

Liquidity and Capital Resources

         The telecommunications business is capital intensive. We used and will continue to need large amounts of capital to fund capital expenditures, working capital, debt service and operating losses. As of March 31, 2002, we had (euro)56.2 million of unrestricted cash and cash equivalents, and (euro)25.0 million of restricted investments.

         While we previously estimated our funding gap (that is, the additional financing required to bring us to cash flow breakeven) to be approximately (euro)60 million to (euro)90 million, in light of (i) the anticipated elimination of interest payments upon the exchange or retirement of our outstanding debt securities pursuant to the Recapitalization, (ii) the cash savings from the sale of our German and UK operations and cost reductions at our European headquarters, and (iii) the lower cash requirements related to selling, general and administrative expenses and capital expenditures resulting from our restructuring efforts, we currently estimates our funding gap to be approximately (euro)30 million. We expect that, upon the completion of the Recapitalization, our cash balances, together with the anticipated cash flow from our operations, will be sufficient to fully fund our restructured operations to cash flow breakeven.

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

Capital Expenditures

         We made capital expenditures of approximately (euro)8.5 million during the three months ended March 31, 2002. These capital expenditures were primarily for connecting customers to our MANs and include capitalized interest of (euro)0.9 million. During the three months ended March 31, 2001, we made capital expenditures of approximately (euro)56.9 million for property and equipment necessary to deploy networks in our initial markets. The decrease in capital expenditures during the first three months of 2002 is attributable to the completion of the build out of our MANs during 2001 and our current focus on network development to connect new customers to our existing MANs, which generally involves lower expenses in comparison to deployment of new MANs.

         Assuming we obtain the additional funding we need, we currently estimate that we will make aggregate capital expenditures of approximately
(euro)30 million to (euro)35 million for the year ending December 31, 2002, most of which will be expended to connect new customers to our MANs. The actual amount and timing of our future capital requirements may differ materially from our current estimates, and additional financing may be required in the event of departures from our current business plans and projections, including those caused by unforeseen delays, cost overruns, engineering design changes, demand for our services that varies from our expectations, adverse regulatory, technological or competitive developments, difficulties, delays in obtaining necessary rights-of-way, or major changes in market conditions.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" (SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS 141 than its predecessor, APB Opinion No. 16 although in some instances previously recognized intangibles will be subsumed into goodwill.

         Under SFAS 142, goodwill will no longer be amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 (see Note 7 to our consolidated financial statements) operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". Under SFAS 142, intangible assets with indefinite lives will not be amortized. Instead, they will be carried at the lower of cost or market value and be tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

         We adopted SFAS 141 and 142 effective January 1, 2002. We do not anticipate that the adoption of these statements will have a material impact on our results of operations, financial position, or cash flows.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement of obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of cost to expense, (4) subsequent measurement of the liability, and (5) related financial statement disclosure. SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period during which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying value of the asset and depreciated over life of the associated asset. SFAS 143 requires to measure changes in the liability for an asset retirement obligation due to the passage of time by applying an interest method of allocation to the amount of the liability at the beginning of a reporting period. The interest rate used to measure that change is the credit-adjusted-risk-free rate that existed when the liability was initially measured. Finally, SFAS 143 requires such changes in liability for asset retirement obligations to be recognized as an increase in the carrying amount of the liability and as an expense classified as an operating item in the statement of income. SFAS 143 applies to fiscal years beginning after June 15, 2002. We do not anticipate that the adoption of SFAS will have a material impact on our results of operations, financial position, or cash flows.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." While it supersedes APB Opinion 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS No. 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS No. 144 also establishes criteria for determining when an asset should be treated as held for sale.

         SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. We do not anticipate that adoption of SFAS No. 144 will have a material impact on our results of operations, financial position or cash flows.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt" and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 applies to fiscal years beginning after May 15, 2002. We do not anticipate that the adoption of SFAS 145 will have a material impact on our results of operations, financial position, or cash flows.

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

         Based on the total March 31, 2002 US dollar borrowings under the senior discount notes, a hypothetical 10% variance in the US dollar to euro exchange rate would create additional foreign exchange results of approximately (euro)9.1 million.

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


December 31, 1998............................................... U.S.$1.181(1)
December 31, 1999............................................... U.S.$1.007
December 31, 2000............................................... U.S.$0.942
December 31, 2001............................................... U.S.$0.8901
March 31, 2002.................................................. U.S.$0.8702
-----------

(1) Based on the exchange rate as of January 4, 1999, the date on which the Euro Noon Buying Rate was first quoted.



PART II     OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to the Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Sale of Germany and U.K. Operations

         On May 10, 2002, the we completed the sale of our German operations to a third party. Pursuant to the agreement governing the terms of the sale, we transferred to the buyer the entire share capital of CompleTel GmbH, which, until the sale, was our wholly-owned subsidiary. Furthermore, we agreed to acquire from CompleTel GmbH certain transmission equipment for (euro)500,000. In addition, we agreed to provide the buyer free support billing and financial IT services for a period of up to 12 months after the sale. Following the sale of CompleTel GmbH, we no longer operate or generate revenue in Germany. In addition, we expect to record a loss in connection with this sale in our financial statements for the second quarter of 2002. See Note 7 to our consolidated financial statements for details on our German operations' performance and their relative contribution to our over-all performance. In connection with the sale of our German operations, we entered into reciprocal agreements for terminating traffic, which will allow us to service our French customers that currently have, or will develop, operations in Germany.

         On May 15, May 2002, we completed the sale of our U.K. operations to a third party. Pursuant to the agreement governing the terms of the sale, we transferred to the buyer the entire share capital of CompleTel UK Limited, which, until the sale, our wholly-owned subsidiary. Following the sale of CompleTel U.K. Limited, we no longer operate or generate revenue in the United Kingdom. See Note 7 for details on our U.K. operations' performance and their relative contribution to our over-all performance.

Item 6. Exhibits and Reports on Form 8-K

Exhibits


Exhibit No.       Description

4.1(1) 14% Senior Discount Notes Indenture, dated February 16, 1999, among CompleTel Europe N.V. as issuer, CompleTel ECC B.V. as guarantor and U.S. Bank Trust National Association as trustee

4.2(2) 14% Senior Notes Indenture, dated April 13, 2000, between CompleTel Europe N.V. as issuer and The Chase Manhattan Bank as trustee

10.1(3)        CompleTel Europe NV 2000 Stock Option Plan, as amended

10.2 Retention Agreement, dated March 15, 2002, between CableTel Management Inc. and Timothy A. Samples

10.3 Retention Agreement, dated March 15, 2002, between CableTel Management, Inc. and J. Lyle Patrick

10.4 Summary of a Retention Agreement, dated March 15, 2002, between CompleTel Europe N.V. and Jerome de Vitry

-----------

(1) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4, file number 333-82305, filed with the Securities and Exchange Commission on July 2, 1999 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001 and incorporated herein by reference.


Reports on Form 8-K

         On January 23, 2002, we filed a Current Report on Form 8-K, in which we reported the completion of the repurchase of (euro)15,730,000 principal amount at maturity of our Senior Notes due 2010. No financial statements were filed with that report.

         On March 5, 2002, we filed a Current Report on Form 8-K, in which we reported our financial results for the quarter and year ended December 31, 2001. No financial statements were filed with that report.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, CompleTel Europe N.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2002.

COMPLETEL EUROPE N.V.

By:       /s/ Timothy Samples
        ---------------------------
        Name:  Timothy Samples
        Title: Managing Director, President and Chief Executive Officer (Principal Executive Officer)


By:     /s/  Jerome de Vitry
        ---------------------------
        Name:  Jerome de Vitry
        Title: Managing Director and Chief Operating Officer


By:     /s/  J. Lyle Patrick
        ---------------------------
        Name:   J. Lyle Patrick
        Title:  Chief Financial Officer


By:     /s/  John M. Hugo
        ---------------------------
        Name:   John M. Hugo
        Title:  Chief Accounting Officer and Corporate Controller