Form 10-Q
period 2002-06-30
COMPLE TEL EUROPE NV
filed 2002-08-14
CIK 1089558

===============================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                -----------

                                 FORM 10-Q
                                -----------

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002

                                     or

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
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)
Blaak 16, 3011 TA Rotterdam, The Netherlands                       2132 NA
  (Address of principal executive offices)                       (Zip Code)

    Registrant's telephone number, including area code: (31) 20 666 1701

      Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

               ORDINARY SHARES, ((euro)) 0.10 NOMINAL VALUE,
                          TRADED ON EURONEXT PARIS
                                -----------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

         The number of shares outstanding of the Registrant's common stock as of July 1, 2002 was 160,555,222 ordinary shares.
================================================================================


                             TABLE OF CONTENTS

PART I.              FINANCIAL INFORMATION
Item 1.              Financial Statements (unaudited)
                     Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001 Consolidated
                     Statements of Operations for the Three and Six Month Periods Ended June 30, 2002 and 2001 (unaudited) Consolidated Statement of Shareholders' Equity for the Six Month Period Ended June 30, 2002 (unaudited) Consolidated Statements of Cash Flows for Six Month Periods Ended June 30, 2002 and 2001 (unaudited) Notes to the Consolidated Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.              Quantitative and Qualitative Disclosure about Market Risk
PART II.             OTHER INFORMATION
Item 1.              Legal Proceedings
Item 2.              Changes in Securities and Use of Proceeds
Item 3.              Defaults upon Senior Securities
Item 4.              Submission of Matters to a Vote of Security Holders
Item 5.              Other Information
Item 6.              Exhibits and Reports on Form 8-K
SIGNATURES



                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                   COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
         (Stated in thousands of euro, except share and per share amounts)
                                (unaudited)
                                 ASSETS
                                                                           June 30,       December 31,
                                                                              2002               2001
                                                                              ----               ----
CURRENT ASSETS:
  Cash and cash equivalents                                             (euro)37,369       (euro)81,613
  Short-term investments, restricted                                          16,689             16,694
  Accounts receivable, net of allowance for doubtful receivables
     of (euro)919 and (euro)2,330, respectively                               17,438             18,357
  Affiliate receivables                                                          134              2,121
  VAT receivables                                                             14,411             24,472
  Prepaid expenses and other current assets                                    6,001             11,494
                                                                               -----             ------

           Total current assets                                               92,042            154,751
                                                                              ------            -------

NON-CURRENT ASSETS:
  Property and equipment, net                                                252,317            277,807
  Licenses, net of accumulated
       amortization of(euro)254 and(euro)335, respectively                       791              2,104
  Goodwill                                                                     5,793              5,793
  Deferred financing costs, net                                                7,092              7,525
  Non-current investments, restricted                                              -              8,085
  Other non-current assets                                                     1,382              2,525
                                                                               -----              -----
          Total non-current assets                                           267,375            303,839
                                                                             -------            -------

TOTAL ASSETS                                                           (euro)359,417      (euro)458,590
                                                                       =============      =============



                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Network vendor payables                                               (euro)12,588       (euro)37,356
  Accrued liabilities                                                         17,699             11,640
  Accrued payroll                                                              3,766             10,256
  Trade accounts payable                                                      28,186             48,294
  Affiliate payables                                                             354              1,393
                                                                               -----           --------

          Total current liabilities                                           62,593            108,939
                                                                              ------            -------

LONG-TERM DEBT                                                               222,422            227,735

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
   Ordinary shares, nominal value (euro).10 per share, 383,332,650 shares authorized; 160,555,222 shares issued and
          outstanding at June 30, 2002 and
          December 31, 2001, respectively                                     16,055             16,055
   Additional paid-in capital                                                687,107            690,093
    Deferred compensation                                                    (5,290)           (11,192)
   Other cumulative comprehensive loss                                         1,226                747
    Accumulated deficit                                                    (609,143)          (558,234)
   Treasury stock, at cost                                                  (15,553)           (15,553)
                                                                            --------           --------

TOTAL SHAREHOLDERS' EQUITY                                                    74,402            121,916
                                                                              ------            -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             (euro)359,417      (euro)458,590
                                                                       =============      =============

            The accompanying notes are an integral part of these unaudited consolidated balance sheets.



                   COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
     (Stated in thousands of euro, except share and per share amounts)
                                (unaudited)

                                                        Three Months Ended June 30,                  Six Months Ended June 30,
                                                         2002                 2001                 2002                   2001
                                                         ----                 ----                 ----                   ----

REVENUE.......................................        (euro)24,094         (euro)18,599         (euro)47,046            (euro)34,202

OPERATING EXPENSES:
   Network costs..............................              15,471               15,192               31,515                  29,445
   Selling, general and administrative........              15,002               16,182               29,903                  31,839
   Non-cash compensation......................               2,464                1,733                2,915                       2
   Depreciation and amortization..............               7,501                6,698               15,227                  12,019
   Restructuring, impairment and other charges               5,139                1,489                9,012                   1,489
         Total operating expenses.............      --------------       --------------       --------------        ----------------
                                                            45,577               41,294               88,572                  74,794
                                                    --------------       --------------       --------------        ----------------

 OPERATING LOSS................................            (21,483)             (22,695)             (41,526)               (40,592)
OTHER INCOME (EXPENSE):
   Interest income............................                 669                3,531                1,228                   8,901
   Interest expense, net of capitalized interest..         (8,484)              (7,011)             (15,941)                (15,356)
   Foreign exchange loss and other expense....              12,259              (2,499)               12,078                 (5,602)
                                                    --------------       --------------        -------------        ----------------
         Total other income (expense).........               4,444              (5,979)               (2,635)               (12,057)
                                                    --------------       --------------        -------------        ----------------

NET LOSS FROM CONTINUING OPERATIONS...........            (17,039)             (28,674)             (44,161)                (52,649)
DISCONTINUED OPERATIONS:                                   (5,499)             (21,846)              (6,748)                (38,473)
                                                    ==============        =============        =============        ================
    Loss from discontinued operations

NET LOSS                                            (euro)(22,538)       (euro)(50,520)       (euro)(50,909)          (euro)(91,122)
                                                    ==============        =============        =============        ================

BASIC AND DILUTED LOSS PER ORDINARY SHARE             (euro)(0.14)         (euro)(0.32)         (euro)(0.32)            (euro)(0.58)
                                                    ==============        =============        =============        ================

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
    OUTSTANDING
                                                       157,419,330         157,418,830          157,419,330             157,416,311
                                                    ==============        =============        =============        ================


         The accompanying notes are an integral part of these unaudited consolidated financial statements.



                   COMPLETEL EUROPE N.V. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            (Stated in thousands of euro, except share amounts)
                                (unaudited)

                                                                                                                        Other
                                                                                                                       Cumulative
                                                              Ordinary Shares          Paid-in        Deferred        Comprehensive
                                                            Number         Amount      Capital        Compensation        Loss
                                                          ------------ ------------  -------------    -------------   ------------
BALANCE, January 1, 2002..........................        160,555,222  (euro)16,055  (euro)690,093    (euro)(11,192)  (euro)747
 Deemed contributions by LLC related to
   allocation of non-cash compensation charges....                --            --         (3,433)         1,717             --
 Amortization of deferred compensation............                --            --             --          1,992             --
 Issuance of stock options........................                --            --           2,640           --              --
 Forfeitures of stock options....................                 --            --         (2,193)         2,193             --
 Cumulative translation adjustment ...............                --            --             --            --             479
 Net loss.........................................                                                           --              --
                                                        -------------- ------------  -------------  -------------    -----------
BALANCE, June 30, 2002............................        160,555,222 (euro) 16,055 (euro) 687,107 (euro)(5,290)     (euro)1,226
                                                        =============  ============  ============== =============    ============


(table continued)

                                                                                                   Total
                                                           Accumulated    Treasury Stock at     Comprehensive
                                                           Deficit          Cost (Note3)            Loss              Total
                                                        ---------------   ----------------      -------------     -------------
BALANCE, January 1, 2002..........................       (euro)(558,234)    (euro)(15,553)     (euro)(299,321)    (euro)121,916
 Deemed contributions by LLC related to
   allocation of non-cash compensation charges....                --                --                --            (1,716)
 Amortization of deferred compensation............                --                --                --             1,992
 Issuance of stock options........................                --                --                --             2,640
 Forfeitures of stock options....................                 --                --                --               --
 Cumulative translation adjustment ...............                --                --                479              479
 Net loss.........................................             (50,909)             --            (50,909)          (50,909)
                                                        ---------------    ----------------    ---------------  -----------------
BALANCE, June 30, 2002............................       (euro)(609,143)   (euro) (15,553)     (euro)(50,430)    (euro)74,402
                                                        ===============    ================    ===============  =================

The accompanying notes are an integral part of these unaaudited consolidated financial statements.



                                                COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Stated in thousands of euro)
                                                              (unaudited)

                                                                   Six Months Ended             Six Months Ended
                                                                 ------------------          -------------------
                                                                      June 30, 2002                June 30, 2001
 OPERATING ACTIVITIES:
   Net loss...................................................        (euro)(50,909)               (euro)(91,122)
     Loss from discontinued operations........................                6,748                       38,473
     Loss from continuing operations..........................              (44,161)                     (52,649)
   Adjustments to reconcile loss from continuing operations
   to net cash flows provided by continuing operating
   activities:
     Depreciation and amortization............................               15,227                       12,019
     Non-cash compensation....................................                2,915                            2
     Restructuring, impairment and other charges..............                9,012                        1,489
     Accretion of senior discount notes.......................                7,027                        6,402
     Amortization of deferred financing costs.................                  432                          894
     Foreign exchange loss (gain).............................              (12,078)                       5,602
     Changes in operating assets and liabilities:
       Increase in accounts receivable........................               (2,251)                      (1,504)
        Increase in prepaid expenses,
         VAT receivables
         and other current assets.............................               (8,911)                      (6,720)
       Decrease (increase) in other non-current assets........                    -                         (158)
       Increase in accrued liabilities and trade
         accounts payable.....................................               16,344                      (22,529)
       Change in net affiliate payables/
         receivables..........................................                  948                         (122)

       Net cash flows used in continuing operating activities.              (30,362)                     (43,518)

 INVESTING ACTIVITIES:
   Expenditures for property and equipment....................              (13,572)                     (99,837)
   Expenditures for licenses..................................                    -                         (934)
   Acquisitions, net of cash acquired.........................                   --                      (12,886)
         Net cash flows used in investing activities..........              (13,572)                    (113,657)

 FINANCING ACTIVITIES:
    Proceeds from exercise of stock options...................                   --                           17
   Deferred financing costs...................................                   --                         (197)
         Net cash flows provided by financing activities                         --                         (180)

   Effect of exchange rates on cash...........................                  310                        1,071


NET DECREASE IN CASH AND CASH EQUIVALENTS.....................              (44,244)                    (156,284)


CASH AND CASH EQUIVALENTS, beginning of period................               81,613                      361,698

CASH AND CASH EQUIVALENTS, end of period......................         (euro)37,369                (euro)205,414

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest.......................................          (euro)8,531                 (euro)14,000
 Cash paid for taxes..........................................                    -                            -

                   The accompanying notes are an integral part of these unaudited consolidated financial statements.



       COMPLETEL EUROPE N.V. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                           FINANCIAL STATEMENTS



(1) Organization and Nature of Operations

The Company's Business and Financial Condition

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

         Since its inception, the Company has generated operating losses and negative cash flow from its operating activities. The Company expects to continue to experience operating losses and negative cash flows from operations until it establishes a sufficient revenue-generating customer base. While the Company is experiencing growth in its core retail activity in France, and believes that this trend will continue, during 2001 and beginning of 2002 it observed signs of general weakness in the European markets for carrier, dial-up Internet access and Internet data center services. In light of these adverse market conditions, the Company has implemented reorganization and restructuring measures in order to adjust its operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, the Company has implemented a major downsizing of its German operations in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). Furthermore, in April 2002, in connection with its planned recapitalization as described below, the Company decided to sell its entire German operations, which sale was completed in early May 2002. In addition, faced with a significant downturn in the web hosting market, linked to the collapse of the ".com" market and installed hosting overcapacity in Europe, the Company decided to scale down its remaining Internet data center operations it launched in France, Germany and the United Kingdom. In France, the Company decided to integrate these activities with its retail businesses, while in Germany and the United Kingdom the Company has exited these markets by selling its entire operations in these countries in May 2002.

         While the Company previously estimated its funding gap (that is, the additional financing required to bring it to cash flow breakeven) to be approximately (euro)60 million to (euro)90 million, in light of (i) the anticipated elimination of interest payments upon the exchange or retirement of the Company's outstanding debt securities pursuant to the recapitalization plan described below, (ii) the cash savings from the sale of the Company's German and UK operations and cost reductions at the Company's European headquarters, and (iii) the lower cash requirements related to selling, general and administrative expenses and capital expenditures resulting from the Company's restructuring efforts, the Company currently estimates its funding gap to be approximately (euro)30 million. The Company expects that, upon the completion of the recapitalization plan described below, its existing cash balances and the additional equity infusion, together with the anticipated cash flow from its operations, will be sufficient to fully fund its restructured operations to cash flow breakeven.

The Company's Recapitalization Plan

         On May 15, 2002, the Company signed an agreement in support of a recapitalization plan (the "Recapitalization") with an ad hoc committee of holders of its 14% senior discount notes due 2009 and 14% senior notes due 2010 (collectively, the "Notes"), constituting over 75% of the Company's outstanding Notes and with Meritage Private Equity Funds ("Meritage") and DeGeorge Telcom Holdings ("DeGeorge Telcom"), two of the Company's principal shareholders. The Recapitalization will involve:

o        a debt for equity swap in respect of the outstanding Notes,

o the return to the holders of the senior notes due 2010 of the outstanding balance in the escrow account established to provide funds for interest payments on these senior notes, and

o        an equity investment in the aggregate of at least(euro)39.9 million.

         Means of implementation. The Company decided to effect the Recapitalization by means of a pre-arranged Netherlands composition proceeding known as an Akkoord, which requires, among other things, the approval of 75% of the Company's admitted creditors, by value. To avail itself of this proceeding, on May 29, 2002, CompleTel Europe N.V. filed with the Dutch bankruptcy court for protection from its creditors, which consist almost entirely of holders of its Notes. At the same time, it submitted to the Dutch court a composition plan whereby the holders of the Notes would receive Convertible Preferred B shares and Ordinary shares as described below. On June 24, 2002, the meeting of its creditors approved this composition plan, which approval remains subject to confirmation by the Dutch court at a hearing to be held on August 21, 2002. Upon confirmation of the composition plan by the Dutch court, the composition plan would be binding on all of the Company's non-preferred unsecured creditors. It would effectively eliminate the Company's outstanding indebtedness while permitting its operating subsidiaries to continue operations without disruption. The confirmation of the composition plan by the Dutch court is subject, among other things, to the approval of the recapitalization plan by the extraordinary general meeting of the Company's shareholders, to be held on August 20, 2002.

         Exchange of the Notes for Convertible Preferred B shares and Ordinary shares. The outstanding Notes will be exchanged for Convertible Preferred B shares and Ordinary shares together representing between 37.0% and 40.6% of the Company's share capital that it estimates would be outstanding at the close of the Recapitalization (excluding the C shares identified below). In connection with that exchange, the outstanding balance in the escrow account established to provide funds for interest payments on the Notes (approximately (euro)16.7 million) will be paid to holders of the Notes.

         Equity investment of Meritage, DeGeorge Telcom and certain Noteholders in exchange for convertible preferred shares and Ordinary shares. The Recapitalization includes an equity investment of an aggregate of (euro)30 million by Meritage and DeGeorge Telcom in return for the issuance of convertible preferred A shares (the "Convertible Preferred A Shares") and ordinary shares, together representing between 37.8% and 41.5% of the Company's share capital that the Company estimates would be outstanding at the close of the Recapitalization (excluding the C shares). Meritage and DeGeorge Telcom will also be issued, on a pro rata basis, a number of C shares that will cause them to hold, at the close of the Recapitalization, the same number of shares for voting purposes as the former holders of the Notes. In order to limit the effect of the C shares strictly to the allocation of voting power, the C shares are structured in a way that effectively gives them only nominal economic value.

         In addition, certain of the holders of the senior notes due 2010 have committed to make an equity investment of approximately (euro)9.9 million (reflecting a reinvestment of a portion of the escrow funds to be released to these holders) in return for the issuance of Convertible Preferred B Shares and ordinary shares, together representing between 13.3% and 14.6% of the Company's share capital that the Company estimates would be outstanding at the close of the Recapitalization (excluding the C shares).

         The Company will pay a dividend equal to 11% per annum, compounded quarterly, calculated over an amount of (euro)2,010.00 per share to the holders of Convertible Preferred A and Convertible Preferred B shares during the period commencing July 1, 2004, and until their cancellation or conversion in accordance with their terms. Assuming 19,838 Convertible Preferred A shares and 14,926 Convertible Preferred B shares are issued (that is, after giving effect to the investment of (euro)30.0 million by DeGeorge Telcom and Meritage and the reinvestment of (euro)9.9 million of the escrow funds to be released to the holders of the senior notes due 2010, and after giving effect to a proposed 100-to-one reverse split of the Preferred shares) and that none of the Convertible Preferred A shares and Convertible Preferred B shares are converted or cancelled prior to July 1, 2004, the aggregate annual dividend payable in respect of the Convertible Preferred A shares and Convertible Preferred B shares would be approximately (euro)8 million.

         In accordance with their respective terms, in the event of a liquidation of CompleTel Europe, the Preferred A Shares will rank senior to the Preferred B Shares, which, will rank senior to CompleTel Europe's ordinary shares. In addition, upon liquidation, the Preferred A Shares and Preferred B Shares will be entitled to receive, prior to any distribution in respect of the ordinary shares, an amount in cash equal to (euro)2010.00 per share (after giving effect to the Company's proposed reverse share splits).

         Potential additional equity investments. The Recapitalization also contemplates that up to an additional (euro)7.1 million may be invested either in the form of the exercise of warrants for Ordinary shares (which warrants are to be issued to the Company's existing shareholders), or in return for the issuance of Convertible Preferred A shares and Ordinary shares.

         Effect on share ownership and Supervisory Board composition. Post-Recapitalization, assuming the Company does not receive the additional
(euro)7.1 million in cash investment indicated above, the former holders of the Notes, Meritage and DeGeorge Telcom would own, in the aggregate, approximately 97.3% of the economic interests in the Company's share capital that would be outstanding at the completion of the Recapitalization. The remaining shares (representing 2.7% of the economic interests in the Company's share capital) would be held by the Company's existing shareholders, other than Meritage and DeGeorge Telcom. Furthermore, post-Recapitalization, the Company's Supervisory Board would be reconstituted as a six-member board, comprising two designees of the holders of the Convertible Preferred A Shares, two designees of the holders of the Convertible Preferred B Shares, and two independent directors mutually acceptable to the Noteholders and to Meritage and DeGeorge Telcom.

         Conditions. The completion of the recapitalization is subject to, among other things:

o the approval of the Recapitalization by the Company's existing shareholders;

o the approval of at least 75% of the Company's admitted creditors, by value, which approval took place at the meeting of creditors held on June 24, 2002;

o the final sanction of the Dutch courts, scheduled to occur on August 21, 2002 (which sanction shall no longer be subject to appeal);

o the closure or sale of the Company's operations outside of France, which has occurred in May 2002; and

o        other customary conditions.

         The Company believes that it has already obtained the level of commitment from the holders of the Notes that would be required by the Dutch courts to approve the composition plan and the retirement of all of the outstanding Notes. The Company also believes that it has obtained the required level of commitments from its existing shareholders to vote in favor of the capital increase and other required actions. The Company's Supervisory and Management Boards voted unanimously to approve the Recapitalization.

         Going concern. The Company's ability to continue as a going concern is dependent upon successful completion of the Recapitalization (or obtaining alternative sources of financing if the Recapitalization is not complete). There is no assurance that the Company will be able to effect the Recapitalization, or that the Company will be able to secure alternative sources of financing if the Recapitalization is not consummated. If the Company fails to effect the Recapitalization, or to obtain sufficient alternative financing, it will cease to be a going concern and be forced into liquidation. In such event, the Company anticipates, based on its internal analyses, that the proceeds of the liquidation would not suffice to pay off its creditors and, therefore, there would be nothing left for distribution to its shareholders. The independent auditors' report of Deloitte & Touche Accountants on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses from operations and expects to fully utilize its existing cash resources by the end of the third quarter of 2002, which raises substantial doubt about its ability to continue as a going concern.

(2) Basis of Presentation

         The accompanying interim unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and are in the form prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the restated audited financial statements of the Company as of and for the year ended December 31, 2001.

         The Company has restated its annual financial statements, which were originally included in its 2001 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the SEC) on April 1, 2002. The restated financial statements can be found in Appendix B to each of the Company's definitive proxy statements filed on Schedule 14A with the SEC on August 12, 2002 pursuant to the Company's annual and extraordinary general shareholders meetings scheduled to be held on August 20, 2002. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

         In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim unaudited consolidated financial statements have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

(3)   Discontinued Operations

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

         On May 15, 2002, the Company completed the sale of its U.K. operations to a third party. Pursuant to the agreement governing the terms of the sale, the Company transferred to the buyer the entire share capital of CompleTel UK Limited, which, until the sale, was an indirect wholly-owned subsidiary of CompleTel Europe. Following the sale of CompleTel U.K. Limited, the Company no longer operates or generates revenue in the United Kingdom.

         The Company has accounted for these transactions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). While SFAS 144 supercedes APB Opinion 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). In the sale transactions of both the German operations and U.K. operations, both conditions of qualifying as a component of an entity are met, that is, (a) the operations and cash flows of the component have been eliminated from the ongoing operations of the Company as a result of the disposal transaction, and (b) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.

         The following table presents the components of discontinued operations, as reflected in the accompanying unaudited consolidated statements of operations (in thousands):


                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                   --------------------------        ------------------------
                                                        2002             2001            2002             2001
                                                        ----             ----            ----             ----
Revenue                                           (euro)2,656      (euro)5,897     (euro)8,830      (euro)9,950
Operating expenses                                     (4,177)         (25,146)        (11,276)         (43,409)
                                                   --------------- ---------------- --------------- ----------------
                                                   --------------- ---------------- --------------- ----------------
  Operating loss                                       (1,521)         (19,249)         (2,446)         (33,459)
Other income (expense)                                    (45)          (2,597)           (369)          (5,014)
Loss on disposal of discontinued operations            (3,933)              -           (3,933)              -
                                                   --------------- ---------------- --------------- ----------------
                                                   --------------- ---------------- --------------- ----------------
Loss from discontinued operations                (euro)(5,499)   (euro)(21,846)   (euro)(6,748)   (euro)(38,473)
                                                   =============== ================ =============== ================


(4)   Property and Equipment

         Property and equipment includes network equipment, office furniture and equipment, computer equipment and software, leasehold improvements, buildings and construction in progress. These assets are stated at historical cost and are being depreciated when ready for their intended use on a straight-line basis over their estimated useful lives.

         Property and equipment consisted of the following (in thousands):

                                                                                 June 30,    December 31,
                                                                                   2002            2001
                                                                                   ----            ----

Network equipment............................................................  (euro)276,770     (euro)276,206
Office furniture and equipment...............................................          3,224             3,602
Computer equipment and software..............................................          5,827             7,152
Leasehold improvements.......................................................          3,527             4,096
Materials and supplies .....................................................              --             5,525
Buildings....................................................................                              205
                                                                                   ---------     -------------
                                                                                         205

Property and equipment, in service...........................................        289,553           296,786
Less: accumulated depreciation...............................................        (61,604)         (49,573)
                                                                              ---------------       ----------

Property and equipment, in service, net......................................        227,949           247,213
Construction in progress.....................................................         24,368            30,594
                                                                              -------------- -       ---------

Property and equipment, net..................................................(euro) 252,317      (euro)277,807
                                                                             ===============     =============


        The Company capitalized approximately (euro)0.9 million and
(euro)7.7 million of interest for the six-month periods ended June 30, 2002 and 2001, respectively.

         Expenditures for maintenance and repairs are expensed as incurred.

(5) Related Party Transaction

         In December 2000, the Company loaned William Pearson, its then President and Chief Executive Officer, the principal amount of U.S.$1.5 million. The principal amount, together with accumulated interest at the annual rate of 7% was secured by a pledge of 958,000 of Mr. Pearson's ordinary shares in the Company and was originally scheduled to be due and payable on the earlier of December 31, 2001, or 180 days after any termination of employment. Effective as of December 11, 2001, the maturity date for this loan was extended to December 31, 2002, or 180 days after any termination of employment. As a result of Mr. Pearson's resignation on February 22, 2002, the loan is currently due and payable on August 19, 2002. However, Mr. Pearson has indicated that he is unable to repay the full amount owed and has asserted that the loan was made to him solely with recourse to the collateral. Accordingly, as a result of the current fair market value of the collateral, reflecting the anticipated dilution to the currently outstanding ordinary shares as part of the Company's planned Recapitalization (see Note 1), the Company has recorded a (euro)1.9 million reserve for the full loan amount and accrued interest. The Company intends to fully pursue the collection of this loan when it becomes due.

(6) Indebtedness

         Long-term debt consists of the following (in thousands):

                                                                                      June 30,        December 31,
                                                                                        2002              2001
                                                                                        ----              ----
      14% Senior Discount Notes, face amount $120.5 million, due 2009, effective interest rate of 15.1%, converted to euro at June 30,
          2002 and December 31, 2001 at exchange rates of 0.9921 and
          0.8901,
          respectively...........................................................      (euro)94,437      (euro)99,333
      14% Senior Notes, due 2010.................................................           121,870           121,870
      Other long-term debt.......................................................             6,115             6,532
                                                                                       ------------       -----------
                                                                                      (euro)222,422     (euro)227,735

(7) Commitments and Contingencies

Legal Proceedings

         The syndicate of co-owners of a building in which CompleTel France installed certain telecommunications equipment, brought an action against the Company before the Tribunal de Grande Instance of Paris alleging that the equipment was installed without obtaining the necessary authorizations and caused disturbances in the building. On May 11, 2001, the tribunal issued a decision, following a preliminary injunction hearing (a) ordering the Company to restore the premises to their original state, and (b) appointing an expert with the mandate of determining the liability, if any, the damages sustained, if any, and the work which the Company may have to undertake with respect to the equipment to cease the disturbances. The Company appealed against this decision and the proceeding is currently in progress. The Company is also involved in discussions to settle this matter out of court, but there can be no assurance that the Company will be able to reach a settlement. If the negotiations to settle out of court are unsuccessful, the Company may be required to move the equipment and may be required to do so in a short period of time. In such an event, the Company could suffer disturbances to its network, which could have an impact on its activities. Although at this stage, the Company is not in a position to predict the outcome of the negotiations, the Company estimates that the costs of either moving the equipment or settling this dispute would not have a material adverse effect on its financial condition or results of operations.

         The Company is not party to any other pending legal proceedings that it believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or its cash flows.

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

         Historically, management has evaluated the Company's development efforts and results according to the geographic location of its markets in France, Germany and the UK. The key operating performance measures used by management in this evaluation include revenue growth and a measure the Company refers to as "Adjusted EBITDA." In calculating Adjusted EBITDA, the Company excludes (in addition to interest, taxes, depreciation and amortization) non-cash compensation charges and foreign exchange loss and other expenses, including restructuring, impairment and other charges, as well as other non-recurring operating expenses. The Company believes that Adjusted EBITDA provides both management and investors with a measure of operating results that is unaffected by the financing and accounting effects of gains and losses that are either of a non-recurring nature or are not closely related to the performance of its core business.

         Adjusted EBITDA is not derived pursuant to generally accepted accounting principles and therefore should not be considered as an alternative to operating income (loss), as an alternative to cash flows from operating activities, or as a measure of liquidity. Furthermore, the Company is not aware of any uniform standards for determining Adjusted EBITDA. Presentations of Adjusted EBITDA may not be calculated consistently by different companies in the same or similar businesses. As a result, the Company's reported Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

         As discussed in Note 3, the Company sold and discontinued its operations in Germany and the United Kingdom in May 2002. Consequently, the Company currently operates in a single geographic segment. Presented below, is certain financial information concerning the Company's performance in France, the Company's sole geographic segment. In addition, the tables below include certain financial information concerning CompleTel Europe and Others. This information includes costs that are comprised of the Company's corporate headquarters, including IT expenses and assets, including primarily cash, property and equipment.

As of and for the three months ended June 30, 2002 (euro, in thousands):

                                                                         CompleTel
                                                         CompleTel      Europe and
                                                            France           Other              Total
           Revenue:
               Retail: voice                                12,964                -             12,964
               Retail: Internet & data                       4,350                -              4,350
                                                ---          -----                  ---          -----
             Total retail                                   17,314                -             17,314
             Carrier                                         3,578                -              3,578
             ISP                                             3,202                -              3,202
                                                -------------------------------------------------------
               Total                                        24,094                -             24,094
           Adjusted EBITDA                                 (2,414)          (3,965)            (6,379)
              Depreciation and amortization
                                                                                               (7,501)
              Interest expense, net of
                  interest income                                                              (7,815)
              Foreign exchange gain/loss and
                  other expense                                                                 12,259
              Non-cash compensation charges
                                                                                               (2,464)
              Restructuring, impairment and
                  other charges                                                                (5,139)
                                                                                               -------
              Net loss from continuing
                  operations                                                                  (17,039)
           Total long-lived assets, net                    235,919           16,398            252,317
           Total assets                                    291,140           68,277            359,417
           Expenditures for long-lived
                Assets                                       4,737              117              4,854


As of and for the three months ended June 30, 2001 (in thousands):

                                                          CompleTel      CompleTel
                                                             France     Europe and
                                                                             Other              Total
           Revenue:
               Retail: voice                                  6,238               -              6,238
               Retail: Internet & data                        2,234               -              2,234
                                                              -----                              -----
             Total retail                                     8,472               -              8,472
             Carrier                                          2,323               -              2,323
             ISP                                              7,804               -              7,804
                                                -------------------------------------------------------
               Total                                         18,599               -             18,599
           Adjusted EBITDA                                  (7,189)         (5,586)           (12,775)
              Depreciation and amortization
                                                                                               (6,698)
              Interest expense, net of
                  interest income                                                              (3,480)
              Foreign exchange gain/loss and
                  other expense                                                                (2,499)
              Non-cash compensation charges
                                                                                               (1,733)
              Restructuring, impairment and
                  other charges                                                                (1,489)
                                                                                               -------
              Net loss from continuing
                  operations                                                                  (28,674)
           Total long-lived assets, net                     214,989          25,068            240,057
           Total assets                                     279,099         280,014            559,113
           Expenditures for long-lived
                assets                                       28,865           4,208             33,073


As of and for the six months ended June 30, 2002 (in thousands):

                                                         CompleTel       CompleTel
                                                            France      Europe and
                                                                             Other               Total
           Revenue:
               Retail: voice                                24,706                -             24,706
               Retail: Internet & data                       8,182                -              8,182
                                                ----         -----                  ---          -----
             Total retail                                   32,888                -             32,888
             Carrier                                         7,169                -              7,169
             ISP                                             6,989                -              6,989
                                                -------------------------------------------------------
               Total                                        47,046                -             47,046
           Adjusted EBITDA                                  (6,448)          (7,924)           (14,372)
              Depreciation and amortization
                                                                                               (15,227)
              Interest expense, net of
                  interest income                                                              (14,713)
              Foreign exchange gain/loss and
                  other expense                                                                 12,078
              Non-cash compensation charges
                                                                                                (2,915)
              Restructuring, impairment and
                  other charges                                                                 (9,012)
                                                                                    ---        -------
              Net loss from continuing
                  operations                                                                   (44,161)
           Total long-lived assets, net                    235,919           16,398            252,317
           Total assets                                    291,140           68,277            359,417
           Expenditures for long-lived
                Assets                                      12,952              620             13,572

As of and for the six months ended June 30, 2001 (euro, in thousands):

                                                                          CompleTel
                                                          CompleTel      Europe and
                                                           France             Other              Total
           Revenue:
               Retail: voice                                 11,346               -             11,346
               Retail: Internet & data                        4,013               -              4,013
                                                              -----                              -----
             Total retail                                    15,359               -             15,359
             Carrier                                          4,215               -              4,215
             ISP                                             14,628               -             14,628
                                                -------------------------------------------------------
               Total                                         34,202               -            34,202
           Adjusted EBITDA                                 (16,017)        (11,065)           (27,082)
              Depreciation and amortization
                                                                                              (12,019)
              Interest expense, net of
                  interest income                                                              (6,455)
              Foreign exchange gain/loss and
                  other expense                                                                (5,602)
              Non-cash compensation charges
                                                                                                   (2)
              Restructuring, impairment and
                  other charges                                                                (1,489)
              Net loss from continuing
                  operations                                                                  (52,649)
           Total long-lived assets, net                     214,989          25,068            240,057
           Total assets                                     279,099         280,014            559,113
           Expenditures for long-lived
                assets                                       57,970           8,166             66,136


(9) Restructuring, Impairment and Other Charges

         In connection with the Company's restructuring efforts during the second half of 2001, the Company recognized approximately (euro)164.5 million in restructuring, impairment and other charges. During the first six months of 2002, the Company recognized an additional (euro)9.0 million in restructuring related charges.

         These charges consist of the following (in millions):

                                                                            Six Months Ended           Year Ended
                                                                                    June 30,         December 31,

                                                                                        2002                 2001
                                                                                        ----                 ----
Write-down of German and United Kingdom assets...........................                --          (euro)142.7
Write-down of materials and supplies.....................................                --                  6.0
Restructuring charges....................................................               9.0                 15.8
                                                                                        ---               ------
Total....................................................................         (euro)9.0          (euro)164.5
                                                                                  =========          ===========

Impairment charges

         In light of adverse market conditions and the Company's efforts to reduce its ongoing operating expenses and capital outlays, in the fourth quarter of 2001 the Company decided to significantly scale-back its operations in Germany and exit the market in the United Kingdom. As a result of its decision, and in light of the adverse conditions in these markets, the Company determined, in accordance with its policy relating to recoverability of long-lived assets, that it was unlikely to recover its investment in these assets (whether by utilizing these assets in its business or through disposition) and thus, that the values of its German and U.K. assets (comprising network property and equipment, including switches, network plant, customer access equipment and operational support systems) were impaired as of December 31, 2001. Accordingly, the Company recorded charges to write-down the carrying values of these assets to their estimated fair market values using a discounted cash flow approach.

         In addition, as a result of its decision to significantly scale-back operations in Germany, the Company had materials and supplies in excess of what it needed in order to complete construction of its networks under its revised business plan. Accordingly, the Company revalued these excess materials and supplies, resulting in the write-down of all these excess materials and supplies to the lower of cost or market value, as of December 31, 2001.

Restructuring charges

         The restructuring charges relate primarily to severance costs associated with the reductions in the size of the Company's workforce in France, Germany and the United Kingdom during 2001, and charges incurred as a result of lease terminations and the renegotiation of interconnection agreements in connection with the Company's decision to significantly scale-back its operations in Germany and to exit the market in the United Kingdom. The 2002 restructuring charges relate primarily to costs associated with the Company's recapitalization efforts (Note 1).

         The restructuring charges can be detailed as follows (in thousands):

                      Summary of Restructuring Charges
                                                                                    Europe HQ
                                        France         Germany            UK        and other               Total
                                        ------         -------            --        ---------               -----
Severance (1)...................       (euro)1,151     (euro)2,399       (euro)527       (euro)603     (euro)4,680
Facilities and Network (2)......             1,558           5,194             992               -           7,744
Other (3).......................                20             601              50           2,694           3,365
                                     -------------   -------------   -------------   -------------   -------------
Accrual Balance,
   December 31, 2001............             2,729           8,194           1,569           3,297          15,789
   less: payments through
         June 30, 2002..........            (1,994)         (6,340)         (1,294)         (2,518)        (12,146)
   add: change in accruals
        through June 30, 2002...             2,359          (1,854)           (275)          8,782           9,012
                                     -------------   -------------   -------------   -------------   -------------
Accrual balance,
 June 30, 2002..................       (euro)3,094         (euro)-         (euro)-     (euro)9,561    (euro)12,655
                                     =============   =============   =============   =============   =============

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

         Other charges

         Other charges of (euro)1.9 million are related to a reserve made in connection with the decrease in value of the collateral for a loan extended by us to William Pearson, our former President and Chief Executive Officer.

(10)New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS 142 than its predecessor, APB Opinion No. 16, although in some instances previously recognized intangibles will be subsumed into goodwill.

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

         The Company adopted SFAS 141 and 142 effective January 1, 2002. Accordingly, the Company discontinued amortizing its remaining balance of goodwill of approximately (euro)5.8 million effective January 1, 2002. The Company estimates that the adoption of these statements did have a material impact on its results of operations, financial position or cash flows.

         The goodwill amortization expense and net loss of the Company for the three and six month periods ended June 30, 2002 and 2001 are as follows (euro, in thousands):

                                            Three Months Ended June 30,           Six Months Ended June 30,
                                              2002               2001              2002               2001
                                              ----               ----              ----               ----
Reported net loss                           (22,538)          (50,520)           (50,909)           (91,122)
Add back: goodwill amortization                  --                74                 --                155
Adjusted net loss                           (22,538)          (50,446)           (50,909)           (90,967)

Reported net loss per share                   (0.14)            (0.32)             (0.32)             (0.58)
Adjusted net loss per share                   (0.14)            (0.32)             (0.32)             (0.58)



         The carrying amount of the Company's licenses as of June 30, 2002, was approximately (euro)1.0 million, with corresponding accumulated amortization of (euro)0.2 million. The carrying amount of the Company's goodwill as of June 30, 2002, was (euro)5.8 million.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement of obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of cost to expense, (4) subsequent measurement of the liability, and (5) related financial statement disclosure. SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period during which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying value of the asset and depreciated over life of the associated asset. SFAS 143 requires to measure changes in the liability for an asset retirement obligation due to the passage of time by applying an interest method of allocation to the amount of the liability at the beginning of a reporting period. The interest rate used to measure that change is the credit-adjusted-risk-free rate that existed when the liability was initially measured. Finally, SFAS 143 requires such changes in liability for asset retirement obligations to be recognized as an increase in the carrying amount of the liability and as an expense classified as an operating item in the statement of income. SFAS 143 applies to fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS 143 will have a material impact on its results of operations, financial position, or cash flows.

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

         SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. The adoption of SFAS 144 on January 1, 2002 did not have a material impact on the Company's results of operations, financial position, or cash flows.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt" and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 applies to fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the Company's results of operations, financial position, or cash flows.

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

         All statements made herein are accurate only as of the date of filing this Form 10-Q with the Securities and Exchange Commission and may be relied upon only as of that date. Unless otherwise indicated, all share numbers reflect the five-for-one split effected on February 25, 2000.

Overview

         Our Business and Financial Condition.

         We are a facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure. A facilities-based operator uses mainly its own telecommunications facilities to provide services, in contrast with non-facilities-based resellers who purchase the services of other providers and then retail the services to customers.

         We provide telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas, with a focus on network deployment in France. We deliver these services primarily to connected, on-net customers over our fiber optic metropolitan area networks, or MANs. We have MANs in nine cities in France, including Paris, Lyon, Marseille, Lille, Grenoble, Toulouse, Nice, Nantes and Strasbourg. The construction of our MANs was completed during the last quarter of 2001. Our MANs are connected by our leased inter-city network.

We have generated operating losses and negative cash flow from our operating activities to date, and we expect to continue to experience operating losses and negative cash flows from operations until we establish a sufficient revenue-generating customer base. We are experiencing growth in our core retail activity in France, and believe that this trend will continue. However, during 2001 and the beginning of 2002, we observed signs of general weakness in the European markets for carrier, dial-up Internet access and Internet data center services. In light of these adverse market conditions, we have implemented reorganization and restructuring measures to adjust our operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, in the last quarter of 2001, we have implemented a major downsizing of our German operations in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). This restructuring significantly reduced our operating expenses and capital outlays. Finally, in April 2002, in connection with our planned recapitalization as described below, we decided to sell our entire German operations. We completed this sale in early May 2002. In addition, faced with a significant downturn in the web hosting market, linked to the collapse of the ".com" market and installed hosting overcapacity in Europe, we decided to scale down the Internet data centers operations we have launched in France, Germany and the United Kingdom. In France, we decided to integrate these activities with our retail businesses, while in Germany and the United Kingdom, we have exited these markets by selling our entire operations in these countries in May 2002.

         While we previously estimated our funding gap (that is, the additional financing required to bring us to cash flow breakeven) to be approximately (euro)60 million to (euro)90 million, based on (i) the anticipated elimination of interest payments upon the exchange or retirement of our outstanding debt securities pursuant to the recapitalization plan described below, (ii) the cash savings from the sale of our German and UK operations and cost reductions at our European headquarters, and (iii) the lower cash requirements related to selling, general and administrative expenses and capital expenditures resulting from our restructuring efforts, we currently estimate our funding gap to be approximately (euro)30 million. We expect that, upon the completion of the recapitalization plan described below, our existing cash balances and the additional equity infusion, together with the anticipated cash flow from our operations, will be sufficient to fully fund our restructured operations to cash flow breakeven.


         Our Recapitalization Plan

         On May 15, 2002, we signed an agreement in support of a recapitalization plan (the "Recapitalization") with an ad hoc committee of holders of our 14% senior discount notes due 2009 and 14% senior notes due 2010 (collectively, the "Notes"), constituting over 75% of our outstanding Notes and with Meritage Private Equity Funds ("Meritage") and DeGeorge Telcom Holdings ("DeGeorge Telcom"), two of our principal shareholders. The Recapitalization will involve:

o        a debt for equity swap in respect of our outstanding Notes,

o the return to the holders of the senior notes due 2010 of the outstanding balance in the escrow account established to provide funds for interest payments on these senior notes, and

o        an equity investment in the aggregate of at least(euro)39.9 million.

         Means of implementation. We decided to effect the Recapitalization by means of a pre-arranged Netherlands composition proceeding known as an Akkoord, which requires, among other things, the approval of 75% of our admitted creditors, by value. To avail ourselves of this proceeding, on May 29, 2002, we filed with the Dutch bankruptcy court for protection from our creditors, which consist almost entirely of holders of our Notes. At the same time, we submitted to the Dutch court a composition plan whereby the holders of the Notes would receive Convertible Preferred B shares and Ordinary shares as described below. On June 24, 2002, the meeting of our creditors approved this composition plan, which approval remains subject to confirmation by the Dutch court at a hearing to be held on August 21, 2002. Upon confirmation of the composition plan by the Dutch court, the composition plan would be binding on all our non-preferred unsecured creditors. It would effectively eliminate our outstanding indebtedness while permitting our operating subsidiaries to continue operations without disruption. The confirmation of the composition plan by the Dutch court is subject, among other things, to the approval of the recapitalization plan by the extraordinary general meeting of our shareholders, to be held on August 20, 2002.

         Exchange of the Notes for Convertible Preferred B shares and Ordinary shares. The outstanding Notes will be exchanged for Convertible Preferred B shares and Ordinary shares together representing between 37.0% and 40.6% of our share capital that we estimate would be outstanding at the close of the Recapitalization (excluding the C shares identified below). In connection with that exchange, the outstanding balance in the escrow account established to provide funds for interest payments on the Notes (approximately (euro)17.0 million) will be paid to holders of the Notes.

         Equity investment of Meritage, DeGeorge Telcom and certain Noteholders in exchange for convertible preferred shares and ordinary shares. The Recapitalization includes an equity investment of an aggregate of (euro)30 million by Meritage and DeGeorge Telcom in return for the issuance of convertible preferred A shares (the "Convertible Preferred A Shares") and ordinary shares, together representing between 37.8% and 41.5% of our share capital that we estimate would be outstanding at the close of the Recapitalization (excluding the C shares). Meritage and DeGeorge Telcom will also be issued, on a pro rata basis, a number of C shares that will cause them to hold, at the closing of the Recapitalization, the same number of shares for voting purposes as the former holders of the Notes. In order to limit the effect of the C shares strictly to the allocation of voting power, the C shares are structured in a way that effectively gives them only nominal economic value.

         In addition, certain of the holders of the senior notes due 2010 have committed to make an equity investment of approximately (euro)9.9 million (reflecting a reinvestment of a portion of the escrow funds to be released to these holders) in return for the issuance of Convertible Preferred B Shares and ordinary shares, together representing between 13.3% and 14.6% of our share capital that we estimate would be outstanding at the close of the Recapitalization (excluding the C shares).

         We will pay a dividend equal to 11% per annum, compounded quarterly, calculated over an amount of (euro)2,010.00 per share to the holders of Convertible Preferred A and Convertible Preferred B shares during the period commencing July 1, 2004, and until their cancellation or conversion in accordance with their terms. Assuming 19,838 Convertible Preferred A shares and 14,926 Convertible Preferred B shares are issued (that is, after giving effect to the investment of (euro)30.0 by DeGeorge Telcom and Meritage and the reinvestment of (euro)9.9 million of the escrow funds to be released to the holders of the senior notes due 2010, and after giving effect to a proposed 100-to-one reverse split of the Preferred shares) and that none of the Convertible Preferred A shares and Convertible Preferred B shares are converted or cancelled prior to July 1, 2004, the aggregate annual dividend payable in respect of the Convertible Preferred A shares and Convertible Preferred B shares would be approximately (euro)8 million.

         In accordance with their respective terms, in the event of a liquidation of CompleTel Europe, the Preferred A Shares will rank senior to the Preferred B Shares, which, will rank senior to CompleTel Europe's ordinary shares. In addition, upon liquidation, the Preferred A Shares and Preferred B Shares will be entitled to receive, prior to any distribution in respect of the ordinary shares, an amount in cash equal to (euro)2010.00 per share (after giving effect to the Company's proposed reverse share splits).

         Potential additional equity investment. The Recapitalization also contemplates that up to an additional (euro)7.1 million may be invested either in the form of the exercise of warrants for Ordinary shares (which warrants are to be issued to our existing shareholders), or in return for the issuance of Convertible Preferred A shares and Ordinary shares.

         Effect on share ownership and Supervisory board composition. Post-Recapitalization, assuming we do not receive the additional (euro)7.1 million in cash investment indicated above, the former holders of the Notes, Meritage and DeGeorge Telcom would own, in the aggregate, approximately 97.3% of the economic interests in our share capital that would be outstanding at the completion of the Recapitalization. The remaining shares (representing 2.7% of the economic interests in our share capital) would be held by our existing shareholders, other than Meritage and DeGeorge Telcom. Furthermore, post-Recapitalization, our Supervisory Board would be reconstituted as a six-member board, comprising two designees of the holders of the Convertible Preferred A Shares, two designees of the holders of the Convertible Preferred B Shares, and two independent directors mutually acceptable to the Noteholders and to Meritage and DeGeorge Telcom.

         Conditions. The completion of the recapitalization is subject to, among other things:

o        the approval of the Recapitalization by our existing shareholders;

o the approval of at least 75% of our admitted creditors, by value, which approval took place at the meeting of creditors held on June 24, 2002;

o the final sanction of the Dutch courts, scheduled to occur on August 21, 2002 (which sanction shall no longer be subject to appeal);

o the closure or sale of our operations outside of France, which has occurred in May, 2002; and

o        other customary conditions.

         We believe that we have already obtained the level of commitment from the holders of the Notes that would be required by the Dutch courts to approve the composition plan and the retirement of all of the outstanding Notes. We also believe that we have obtained the required level of commitments from our existing shareholders to vote in favor of the capital increase and other required actions. Our Supervisory and Management Boards voted unanimously to approve the Recapitalization.

         Going concern. The Company's ability to continue as a going concern is dependent upon successful completion of the Recapitalization (or obtaining alternative sources of financing if the Recapitalization is not complete). There is no assurance that we will be able to effect the Recapitalization, or that we will be able to secure alternative sources of financing if the Recapitalization is not consummated. If we fail to effect the Recapitalization, or to obtain sufficient alternative financing, we will effectively cease to be able to conduct our business and be forced into liquidation. In such event, we anticipate, based on our internal analyses, that the proceeds of the liquidation would not suffice to pay off our creditors and, therefore, there would be nothing left for distribution to our shareholders. The independent auditors' report of Deloitte & Touche Accountants on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses from operations and expects to fully utilize its existing cash resources by the end of the third quarter of 2002, which raises substantial doubt about its ability to continue as a going concern.

Revenue and Expenses

         Following are descriptions of our revenue service offerings, operating expenses and other income and expense items. Financial data included in this section and in Results of Operations, unless otherwise noted, represents financial information from continuing operations. The operating results of our German and United Kingdom operations are included in discontinued operations for all periods presented due to their sale to third parties in May 2002. Certain prior period amounts have been reclassified to conform to current period presentation.

         Revenue

         Our revenue consists of revenue from three principal categories of service offerings, as follows:

         Retail Services

         We generate revenue from the voice, data and Internet services we provide primarily to our directly connected retail customers. We expect revenue from retail services to represent an increasing percentage of our total revenue.

         o Voice services. We derive substantially all our voice revenue from the switched voice communications services we provide to customers directly connected to our networks through our owned fiber and leased lines. This revenue is based primarily on traffic minutes billed. Revenue from voice products accounted for (euro)13.0 million and (euro)24.7 million, or approximately 54% and 52%, of our total revenue for the three month and six month period ended June 30, 2002, compared to (euro)6.2 million and (euro)11.4 million, or approximately 34% and 33%, of our total revenue for the corresponding periods in 2001.

         o Data and Internet services. We derive revenue from the local dedicated access and private line services we provide customers for data connections over our MANs. This revenue is based primarily on transmission capacity provided. We also derive revenue by providing high-capacity Internet protocol-based services and interconnection between local area networks in each of the cities in which our MANs operate. Revenue from these services accounted for(euro)3.7 million and (euro)6.9 million, or approximately 15% and 15%, of our total revenue for the three month and six month period ended June 30, 2002, compared to(euro)1.9 million and(euro)3.3 million, or approximately 10% and 10%, of total revenue for the corresponding periods in 2001.

         Wholesale services.

         We derive revenue by providing transmission capacity on a wholesale basis to other carriers, as well as dial-up Internet access to our Internet service provider customers.

         o Carrier and termination services. We derive revenue from the services we provide on a wholesale basis to other telecommunications service providers that require transmission capacity to support gaps in their networks, need additional capacity, require alternate routing, or do not have their own transmission facilities. We also terminate traffic for other operators. This revenue, which is based primarily on transmission capacity provided and traffic minutes terminated, accounted for(euro)3.6 million and(euro)7.2 million, or approximately 16% and 15%, of our total revenue in the three period and six month period ended June 30, 2002, compared to(euro)2.3 million and(euro)4.2 million, or approximately 12% and 12%, of our total revenue for the corresponding periods in 2001. We expect revenue from carrier and termination services to represent a decreasing portion of our total revenue.

         o Internet dial-up. We also derive revenue from dial-up Internet access to our ISP customers delivering the traffic. This revenue, which is based primarily on traffic minutes, accounted for (euro)3.2 million and
                  (euro)7.0 million, or approximately 13% and 15%, of our total revenue in the three month and six month period ended June 30, 2002, compared to (euro)7.8 million and
                  (euro)14.6 million, or approximately 42% and 43%, of our total revenue for the corresponding periods in 2001. We expect our Internet dial-up services revenue to represent a decreasing proportion of our total revenue, as our revenue from our retail services increases.

          Internet data centers, web hosting, Internet access and other Internet-related services

         We derive a small portion of our revenue from the web hosting, Internet access and other value-added Internet services we provide at our Internet data centers. We also offer web site creation and maintenance services, as well as miscellaneous dial-up services to certain of our Internet data centers customers. Revenue from our Internet data centers, web hosting, Internet access and other Internet-related services accounted for (euro)0.6 million and (euro)1.2 million, or approximately 2% and 3%, of our total revenue for the three month and six month period ended June 30, 2002, compared to (euro)0.4 million and (euro)0.7 million, or approximately 2% and 2%, of our total revenue for the corresponding periods in 2001. We expect revenue from our Internet data centers, web hosting, Internet access and other Internet-related services to remain a small portion of our total revenue.

         Operating expenses

         Our primary operating expenses consist of:

         o   network costs,
         o   selling, general and administrative expenses,
         o   (until January 1, 2002), allocated costs from an affiliate,
         o   non-cash compensation charges,
         o   depreciation and amortization expenses, and
         o   restructuring, impairment and other charges.

         Network costs

         Our network costs include costs such as interconnection costs, the cost of leasing high-capacity digital lines that interconnect our network with the networks of other providers, the cost of leasing local loop lines that connect our customers to our network, switch site rental and operating and maintenance costs, as well as costs associated with our Internet data centers, web hosting and other Internet-related services. We lease fiber and conduit on a limited basis to establish and augment our MANs in certain markets. We incur other fixed costs, such as switch site rent and network and switch maintenance expenses, that normally are incurred at the time of interconnection in anticipation of future revenue. To date, we have been able to deploy our networks faster than we initially anticipated in our business plans. As a result, we have experienced relatively high incremental costs of network deployment. As we continue to expand our customer base and revenue increases, we believe that the incremental costs of deployment will decrease as a percentage of our network costs.

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

         We have a relatively large, locally-based, direct sales force in our local and regional markets, and a national account team to service multiple location customers and key account executives. As of June 30, 2002, we had 427 employees, compared to 696 employees at December 31, 2001. This decrease is primarily attributable to workforce reductions in connection with the sale of United Kingdom and Germany operations, the closure of our London offices and the simplification of our corporate headquarters structure. Although our total headcount decreased, the number of our sales employees increased by 21 during the first half of 2002.

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

         Depreciation and amortization expense

         We record depreciation and amortization expense for our property and equipment, including network equipment, office furniture and equipment, computer equipment and software, leasehold improvements and other properties. Assets are stated at cost and are depreciated when ready for their intended use on a straight-line basis over their estimated useful life. Network equipment is depreciated on a straight-line basis over an estimated useful life of three to eight years.

         Other income and expense

         Other income includes interest income on the investment of the proceeds from our debt and equity offerings.

         Interest expense recorded reflects interest on our 14% senior notes due 2010, the accretion of our 14% senior discount notes due 2009 and the amortization of deferred financing costs. We capitalized a portion of our interest costs as part of the construction cost of our networks, in accordance with Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Costs." We no longer capitalize interest as a result of our completion of the construction of our MANs.

         Foreign exchange loss and other expense

         Our revenue, costs, assets and liabilities are, for the most part, denominated in euro, which is our functional and reporting currency. We invest all excess cash in euro-denominated accounts. Therefore, we are exposed to changes in currency exchange rates primarily due to our 14% senior discount notes due 2009. These notes expose us to exchange rate fluctuations as the payment of principal and interest on these notes will be made in U.S. dollars, while a substantial portion of our future cash flow used to service these payments will be denominated in other currencies, primarily the euro. While we believe that our exposure to exchange rate risks is otherwise limited, there can be no assurance that we will not be materially adversely affected by variations in currency exchange rates.

Results of operations

         The operating results of our German and United Kingdom operations are included in discontinued operations for all periods presented due to their sale to third parties in May 2002.

         Revenue

         Our revenue for the three month period ended June 30, 2002 totaled
(euro)24.1 million, compared to (euro)18.6 million for the corresponding period in 2001. Our revenue for the six month period ended June 30, 2002 totaled (euro)47.0 million, compared to (euro)34.2 million for the corresponding period in 2001. We attribute this increase in revenue to our overall growth. Specifically, the increase resulted from significant growth of our customer base, an increase in traffic over our networks and a continued demand for additional services from our existing customers. Notable developments during the second quarter of 2002 were the (a) the introduction of new services, such as intercity LAN-to-LAN and IP-VPN, (b) the penetration of higher value national accounts, such as Societe Generale and SNCF (French Railways), and (c) our entry into new contracts with public sector entities, including the Paris Chamber of Commerce, the University Robert Schuman in Strasbourg, and the National Science Research Centre (CNRS).

         The following table summarizes our revenue by category of service offering (in thousands):

                                                     Three Months Ended June 30,         Six Months Ended June 30,

Revenue Category                                           2002               2001            2002              2001
----------------                                           ----               ----            ----              ----
Retail Voice..................................       (euro)12,964       (euro)6,238      (euro)24,706     (euro)11,346
Retail Data and Internet......................              4,350             2,234             8,182            4,013
Carrier.......................................              3,578             2,323             7,169            4,215
ISP...........................................              3,202             7,804             6,989           14,628
                                                            -----             -----             -----           ------
Total.........................................       (euro)24,094    (euro) 18,599      (euro) 47,046    (euro) 34,202
                                                    =============   ===============    ==============   =============


         Retail revenue accounted for 72% of total revenue for the second quarter of 2002 compared to 45% for the second quarter of 2001, significantly reducing our exposure to the volatile ISP market and weaker carrier market. Both the carrier and the ISP dial up business are becoming smaller as a percentage of revenues as the company continues to focus on retail activity. Together as a percentage of revenue, the carrier and ISP businesses respectively were 54% of total revenue for the second quarter of 2001, 32% for the first quarter of 2002 and 28% for the second quarter of 2002.

         Operating expenses

         Network costs

         Our network costs for the three-month period ended June 30, 2002 increased to(euro)15.5 million from (euro)15.2 million for the corresponding period in 2001. Our network costs for the six-month period ended June 30, 2002 totaled(euro)31.5 million, compared to(euro)29.4 million for the corresponding period in 2001. These increases resulted primarily from increased customer traffic, which resulted in higher interconnection payments to the incumbent telecommunications operators. Network costs as a percent of revenue totaled 64% for the three months ended June 30,2002, compared to 82% for the corresponding period in 2001. For the six months ended June 30, 2002, network costs as a percent of revenue totaled 67%, compared to 86% for the corresponding period in 2001. Our incremental costs of network deployment are decreasing as a percent of our total network costs.

         Selling, general and administrative expenses

         For the three-month period ended June 30, 2002, our selling, general and administrative expenses totaled (euro)15.0 million, compared to
(euro)16.2 million for the corresponding period in 2001. Our selling general and administrative expenses for the six-month period ended June 30, 2002 totaled (euro)29.9 million, compared to (euro)31.8 million for the corresponding period in 2001. This decrease primarily resulted from the effect of our restructuring measures taken in the second half of 2001. In particular, given our decision to concentrate our efforts only in France, our London offices were closed and our corporate headquarters structure was simplified at the end of the second quarter of 2002. Furthermore, because our hosting activity has been integrated into our core telecom activities and hosting products and services are now sold by the telecom sales force, the overhead costs associated with this activity have been lowered. We have launched ongoing actions to generate further reductions in selling, general and administrative expenses before the end of the year in specific, targeted areas.

         Our selling, general and administrative expenses represented 62% of our total revenue for the three month period ended June 30, 2002, compared to 87% for the corresponding period in 2001. For the six-month period ended June 30, 2002, our selling, general and administrative expenses represented 64% of our total revenue, compared to 93% for the corresponding period in 2001. We expect our selling, general and administrative expenses as a percentage of our total revenue to continue to decrease in future periods, as our revenue increases and our restructuring and other cost saving measures take effect.

         Gross Margin

         Calculated as the difference between revenue and the sum of network costs and selling, general and administrative expenses, divided by revenue, our gross margin was 36% in the second quarter of 2002 compared to 30% in the first quarter of 2002 and 18% in the second quarter of 2001. This improvement is primarily the result of (1) a continued focus on, and sales of, higher margin products, (2) an improved network cost efficiency as a result of increase in traffic carried on the network and (3) a reduction in average customer fixed network costs due to an increase in total number of on-network customers. We expect our gross margin to continue to improve as additional customers are added, network utilization improves with increased on-network traffic and customers continue to move towards higher margin products and services.

         Non-cash compensation charges

         We incurred non-cash stock-based compensation expense of(euro)0.8 million under our fixed stock option plan for the three months ended June 30, 2002. This amount was based on deferred compensation at the date of grant totaling(euro)25.1 million. Additionally, we incurred a one-time, non-cash stock-based compensation expense of(euro)2.6 million related to option grants to our former CEO and former CFO, upon their resignations in May 2002. We also recorded a compensation credit of(euro)1.0 million, based on the closing price per share on June 30, 2002 related to our performance vesting and time vesting shares. The non-cash compensation charges are attributable to employees whose salary and benefits were otherwise classified within selling, general and administrative expenses.

         Depreciation and amortization

         Depreciation and amortization increased to(euro)7.5 million for the three-month period ended June 30, 2002, compared to(euro)6.7 million for the corresponding period in 2001. Depreciation and amortization for the six-month period ended June 30, 2002 totaled(euro)15.2 million, compared to(euro)12.0 million for the corresponding period in 2001. The majority of these increases resulted from the substantial completion of our MANs in late 2001, resulting in a higher depreciable asset base.

         Restructuring, impairment and other charges

         In light of adverse market conditions and our efforts to reduce our ongoing operating expenses and capital outlays, in the fourth quarter of 2001 we decided to significantly scale-back our operations in Germany and exit the market in the United Kingdom. As a result of our decision, and in light of the adverse conditions in these markets, we determined, in accordance with our policy relating to recoverability of long-lived assets, that we were unlikely to recover our investment in these assets (whether by utilizing these assets in its business or through disposition) and thus, that the values of our German and U.K. assets (comprising network property and equipment, including switches, network plant, customer access equipment and operational support systems) were impaired as of December 31, 2001. Accordingly, we recorded charges to write-down the carrying values of these assets to their estimated fair market values using a discounted cash flow approach.

         In addition, as a result of our decision to significantly scale-back operations in Germany, we had materials and supplies in excess of what we needed in order to complete construction of our networks under our revised business plan. Accordingly, we revalued these excess materials and supplies, resulting in the write-down of all these excess materials and supplies to the lower of cost or market value, as of December 31, 2001.

         Restructuring charges

         The restructuring charges relate primarily to severance costs associated with the reductions in the size of our workforce in France, Germany and the United Kingdom during 2001, and charges incurred as a result of lease terminations and the renegotiation of interconnection agreements in connection with our decision to significantly scale-back our operations in Germany and to exit the market in the United Kingdom. The 2002 restructuring charges relate primarily to costs associated with the Company's recapitalization efforts.

         The restructuring charges can be detailed as follows (in thousands):

                      Summary of Restructuring Charges
                                                                                      Europe HQ
                                        France         Germany            UK          and other           Total
                                        ------         -------            --          ---------           -----
Severance (1)...................       (euro)1,151     (euro)2,399       (euro)527       (euro)603     (euro)4,680
Facilities and Network (2)......             1,558           5,194             992               -           7,744
Other (3).......................                20             601              50           2,694           3,365
                                    ---------------- -------------  --------------  -------  -----   -------------
Accrual Balance,
   December 31, 2001............             2,729           8,194           1,569           3,297          15,789
   less: payments through
      June 30, 2002.............           (1,994)         (6,340)         (1,294)         (2,518)        (12,146)
   add: change in accruals
       through June 30, 2002....             2,359         (1,854)           (275)           8,782           9,012
                                             -----  -----  -------  -------- -----  -------  -----  --------------
Accrual balance,
 June 30, 2002..................       (euro)3,094          (euro)-         (euro)-    (euro)9,561    (euro)12,655
                                     =============  =============== =============== ==============    ============

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

         Other charges

         Other charges of (euro)1.9 million are related to a reserve made in connection with the decrease in value of the collateral for a loan extended by us to William Pearson, our former President and Chief Executive Officer.

         Other income and expense

         We recorded interest income of (euro)0.7 million during the three month period ended June 30, 2002, compared to (euro)3.5 million for the corresponding period in 2001. We recorded interest income of (euro)1.2 million during the six month period ended June 30, 2002, compared to
(euro)8.9 million for the corresponding period in 2001. These decreases are the result of decreasing cash and cash equivalents balances.

         We incurred interest expense of (euro)8.5 million during the three-month period ended June 30, 2002, compared to interest expense for the corresponding period in 2001 of (euro)7.0 million, net of capitalized interest expense of (euro)3.5 million. We incurred interest expense, net of
(euro)0.9 million of capitalized interest expense, of (euro)15.9 million during the six month period ended June 30, 2002, compared to interest expense, of (euro)15.4 million for the corresponding period in 2001. The interest expense recorded reflects interest on our senior notes due 2010, the accretion of our senior discount notes due 2009 and the amortization of deferred financing costs.

         Foreign exchange gain (loss) and other expense

         For the three-month period ended June 30, 2002, we recorded foreign exchange gain and other expenses of (euro)12.3 million, compared to a loss of (euro)2.5 million in the corresponding period in 2001. For the six-month period ended June 30, 2002, we recorded foreign exchange gain and other expenses of (euro)12.1 million, compared to a loss of (euro)5.6 million in the corresponding period in 2001. The foreign exchange gain and other expenses in the three and six month periods ended June 30, 2002 and 2001 resulted primarily from an unrealized foreign exchange gains and losses related to our dollar-denominated senior discount notes due 2009.

         Net loss from continuing operations

         Our net loss from continuing operations for the three-month period ended June 30, 2002 was (euro)17.0 million, compared to a net loss from continuing operations of approximately (euro)21.8 million for the corresponding period in 2001. This change resulted primarily from the increase in our revenue and the effect of our restructuring efforts, as described above. Our net loss from continuing operations for the six-month period ended June 30, 2002 was (euro)44.2 million, compared to a net loss from continuing operations of (euro)52.6 million for the corresponding period in 2001.


Statements of Cash Flows

         We had cash and cash equivalents of approximately (euro)37.4 million as of June 30, 2002, a decrease of (euro)44.2 from approximately
(euro)81.6 million as of December 31, 2001. Additionally, as of June 30, 2002, we had approximately (euro)16.7 million of restricted investments placed in escrow for debt service.

         Details of the change in cash and cash equivalents are set forth in the table below (in thousands).

                                                                          Six Months Ended June 30,
                                                                             2002           2001
                                                                             ----           ----

Cash flows from continuing operating activities......................   (euro)(30,362)  (euro)(43,518)

Cash flows from investing activities.................................         (13,572)       (113,657)

Cash flows from financing activities.................................              --            (180)

Effect of exchange rates on cash.....................................             310            1071
                                                                        -----------           --------



Net increase decrease in cash and cash equivalents...................         (44,244)       (156,284)

Cash and cash equivalents at beginning of period.....................           81,613         361,698
                                                                         -------------         -------


Cash and cash equivalents at end of period...........................     (euro)37,369   (euro)205,414
                                                                         =============   =============



         Cash flows from operating activities

         During the six month period ended June 30, 2002, we used approximately (euro)24.3 million in operating activities, a (euro)12.2 million decrease from the approximately (euro)36.5 million used in operating activities for the corresponding period in 2001. This decrease in cash used for operating activities was primarily related to the increase in revenues and to the operating cost savings resulting from our restructuring efforts.

         Cash flows from investing activities

         We used approximately (euro)13.6 million in investing activities during the six month period ended June 30, 2002, compared to using approximately (euro)113.7 million for the six month period ended June 30, 2001. The decrease was primarily due to lower capital expenditure as we completed the build out of our MANs.

         Cash flows from financing activities

         We did not utilize cash for financing activities during the six months ended June 30, 2002. In comparison, (euro)1.1 million of cash flows was used in financing activities for the corresponding period in 2001.

Liquidity and Capital Resources

         The telecommunications business is capital intensive. We used and will continue to need large amounts of capital to fund capital expenditures, working capital, debt service and operating losses. Until we establish a sufficient revenue-generating customer base, we will continue to depend on external sources for cash (that is, invested equity and/or borrowing) to fund our business. As of June 30, 2002, we had (euro)37.4 million of unrestricted cash and cash equivalents, and (euro)16.7 million of restricted investments. We estimate that our need for additional cash funding to bring us to cash flow breakeven is approximately (euro)30 million and that our existing consolidated cash resources would have been sufficient to fund our operations until the fourth quarter of 2002. Had we not undertaken steps to obtain this additional funding pursuant to the Recapitalization, we would have used up our available cash resources and consequently would have been required to liquidate our operations.

         As of June 30, 2002, our long-term debt, which consists almost entirely of our Notes, was approximately (euro)222.4 million. The debt servicing obligations relating to the Notes do not place an immediate burden on our cash flow, (since the interest payments on our 14% senior discount notes due 2009 will not commence until August 2004, and we had placed sufficient funds in escrow to fund the interest payments on our 14% senior notes due 2010 due in October 2002 and April 2003. However, we believe that our significant debt load effectively prevented us from obtaining additional funding, since potential investors were reluctant to invest funds given our level of financial leverage.

         The following table presents our contractual obligations and commercial commitments for the periods indicated, as of June 30, 2002:


               Description                                     Payments due by period
              of obligation                                    (in thousands of euro)
              or commitment



                                               Total             2002          2003-2004      thereafter

------------------------------------------ --------------- ----------------- -------------- ---------------

Long-term debt, principal                         216,307                 -              -         216,307
Long-term debt, interest                              231                15             44             172
Operating leases                                   45,142             5,076         12,726          27,340
Other long-term debt                                6,115               200            609           5,306
------------------------------------------ --------------- ----------------- -------------- ---------------

Total obligations/commitments                     267,795             5,291         13,379         249,125
------------------------------------------ --------------- ----------------- -------------- ---------------




         Information concerning our financial condition and debt servicing obligations are presented in the following table (amounts in thousands):

                                                   At June 30, 2002        At December 31, 2001
                                                 ---------------------- ---------------------------


Cash and cash equivalents                        37,369                                   81,613

Other current assets                             54,673                                   73,138
                                                 ---------------------- ---------------------------
              Total current assets                                                      154,751
                                                 92,042

Non-current assets                               267,375                                303,839
                                                 ---------------------- ---------------------------

              Total assets                       359,417                                458,590
                                                 ====================== ===========================


Current Liabilities                              62,593                                 108,939

Long-term debt (1)                               222,422                                227,735
                                                 ---------------------- ---------------------------

              Total liabilities                  285,015                                336,674
                                                 ====================== ===========================

(1) Long-term debt consists of (a) 14% Senior Discount Notes due 2009, with interest payable semi-annually commencing August 15, 2004, and (b) 14% Senior Notes due 2010, with interest payable every April 15 and October
    15. Through April 15, 2003, the interest payments on our Senior Notes due 2010 were funded by an interest escrow account established at the time of issuance of those securities, and (c) long term Capital lease obligations acquired in our purchase of one of our France Subsidiaries in 2001

         Our filing for a suspension of payments in the Netherlands has placed further constraints on our liquidity, because the approval of the administrator appointed by the Dutch bankruptcy court in connection with the suspension of payments and Akkoord proceedings is now required for the downstreaming of funds from Completel ECC, our Dutch subsidiary that exists solely for the purpose of holding our consolidated cash balances, to Completel SAS, our operating subsidiary. The administrator has approved a limited downstreaming of funds from our Dutch subsidiary, Completel ECC to Completel SAS. However, were the Extraordinary General Meeting not to occur prior to the confirmatory hearing described in the following paragraph, or if the recapitalization proposals were not approved, we believe that the administrator would cease to grant permission for the downstreaming of operational funds. In that event, we anticipate that, by the end of August, 2002, Completel SAS would fully utilize its existing cash resources, become insolvent and be required to be liquidated, which would effectively also result in our liquidation. In addition, there is a significant risk that the Supervising Judge would, in any event, order our liquidation if we were unable to obtain the approval of the recapitalization by our shareholders. We have obtained, however, commitments from our three principal shareholders to vote in favor of the recapitalization proposals, thus ensuring their approval.

         On June 24, 2002 a meeting of our creditors approved the terms of a proposed Akkoord composition plan, which approval remains subject to confirmation by the Dutch bankruptcy court at a hearing to be held on Wednesday, August 21, 2002 and the expiry of applicable appeals periods. Thereafter, we will no longer be subject to the administration of the Dutch bankruptcy court and will have normal corporate discretion to use our consolidated funds (including funds received as part of the recapitalization) for the purpose of funding our operations.

Capital Expenditures

         We made capital expenditures of approximately (euro)13.6 million during the six month period ended June 30, 2002. These capital expenditures were primarily for connecting customers to our MAN. During the six month period ended June 30, 2001, we made capital expenditures of approximately
(euro)99.8 million for property and equipment necessary to deploy networks in our initial markets. The decrease in capital expenditures during the six month period ended June 30, 2002 compared to the six month period ended June 30, 2001 is attributable to the completion of the build out of our MANs during 2001 and our current focus on network development to connect new customers to our existing MANs, which generally involves lower expenses in comparison to deployment of new MANs.

         Assuming we obtain the additional funding we need, we currently estimate that we will make aggregate capital expenditures of approximately
(euro)25 million to (euro)35 million for the year ending December 31, 2002, most of which will be expended to connect new customers to our MANs. The actual amount and timing of our future capital requirements may differ materially from our current estimates, and additional financing may be required in the event of departures from our current business plans and projections, including those caused by unforeseen delays, cost overruns, engineering design changes, demand for our services that varies from our expectations, adverse regulatory, technological or competitive developments, difficulties or delays in obtaining necessary rights-of-way, or major changes in market conditions.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS 142 than its predecessor, APB Opinion No. 16, although in some instances previously recognized intangibles will be subsumed into goodwill.

         Under SFAS 142, goodwill will no longer be amortized on a straight-line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Under SFAS 142, intangible assets with indefinite lives will not be amortized. Instead, they will be carried at the lower of cost or market value and be tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

         We adopted SFAS 141 and 142 effective January 1, 2002.
Accordingly, we discontinued amortizing our remaining balance of goodwill of approximately (euro)5.8 million effective January 1, 2002. We estimate that the adoption of these statements did have a material impact on our results of operations, financial position or cash flows.

         Our goodwill amortization expense and net loss for the three and six month periods ended June 30, 2002 and 2001 are as follows (amounts in thousands):

                                            Three Months Ended June 30,           Six Months Ended June 30,
                                              2002               2001              2002           2001
                                              ----               ----              ----           ----
Reported net loss                             (22,538)          (50,520)       (50,909)       (91,122)
Add back: Goodwill amortization                    --                74             --            155
Adjusted net loss                             (22,538)          (50,446)       (50,909)       (90,967)

Reported net loss per share                     (0.14)            (0.32)         (0.32)         (0.58)
Adjusted net loss per share                     (0.14)            (0.32)         (0.32)         (0.58)


         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement of obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of cost to expense, (4) subsequent measurement of the liability, and (5) related financial statement disclosure. SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period during which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying value of the asset and depreciated over the life of the associated asset. SFAS 143 require the measurement of changes in the liability for an asset retirement obligation due to the passage of time by applying an interest method of allocation to the amount of the liability at the beginning of a reporting period. The interest rate used to measure that change is the credit-adjusted-risk-free rate that existed when the liability was initially measured. Finally, SFAS 143 requires such changes in liability for asset retirement obligations to be recognized as an increase in the carrying amount of the liability and as an expense classified as an operating item in the statement of income. SFAS 143 applies to fiscal years beginning after June 15, 2002. We do not anticipate that the adoption of SFAS will have a material impact on our results of operations, our financial position, or our cash flows.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." While it supersedes APB Opinion 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," it retains the presentation of discontinued operations, but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS 144 also establishes a probability weighted cash flow estimation approach to deal with situations in which there is a range of cash flows that may be generated by the asset being tested for impairment. SFAS 144 also establishes criteria for determining when an asset should be treated as held for sale.

         SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of the Statement are generally to be applied prospectively. The adoption of SFAS 144 on January 1, 2002 did not have a material impact on our results of operations, our financial position, or our cash flows.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt" and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 applies to fiscal years beginning after May 15, 2002. We anticipate that the adoption of SFAS 145 will not have a material impact on our results of operations, financial position, or cash flows.

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

Impact of foreign currency rate changes

         Our revenue, costs, assets and liabilities are, for the most part, denominated in euro, which is our functional and reporting currency. Therefore, we are exposed to changes in currency exchange rates due to our U.S. dollar denominated debt. The senior discount notes which we issued in February 1999 expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in dollars, and a substantial portion of our future cash flows used to service these payments will be denominated in euro. We intend to manage exchange rate risk by incurring financing liabilities denominated in the currency of the country of operations.

         Based on the total June 30, 2002, US dollar borrowings under the senior discount notes, a hypothetical 10% variance in the US dollar to euro exchange rate would create additional foreign exchange results of approximately (euro)9.4 million.

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


December 31, 1998......................................   U.S.$1.181(1)
December 31, 1999......................................   U.S.$1.007
December 31, 2000......................................   U.S.$0.942
December 31, 2001......................................   U.S.$0.8901
June 30, 2002..........................................   U.S.$0.9921
-----------

(1) Based on the exchange rate as of January 4, 1999, the date on which the Euro Noon Buying Rate was first quoted.



PART II           OTHER INFORMATION

Item 1. Legal Proceedings

         The syndicate of co-owners of a building in which CompleTel France installed certain telecommunications equipment, brought an action against the Company before the Tribunal de Grande Instance of Paris alleging that the equipment was installed without obtaining the necessary authorizations and caused disturbances in the building. On May 11, 2001, the tribunal issued a decision, following a preliminary injunction hearing (a) ordering the Company to restore the premises to their original state, and (b) appointing an expert with the mandate of determining the liability, if any, the damages sustained, if any, and the work which the Company may have to undertake with respect to the equipment to cease the disturbances. The Company appealed against this decision and the proceeding is currently in progress. The Company is also involved in discussions to settle this matter out of court, but there can be no assurance that the Company will be able to reach a settlement. If the negotiations to settle out of court are unsuccessful, the Company may be required to move the equipment and may be required to do so in a short period of time. In such an event, the Company could suffer disturbances to its network, which could have an impact on its activities. Although, at this stage the Company is not in a position to predict the outcome of the negotiations, the Company estimates that the costs of either moving the equipment or settling this dispute would not have an adverse effect on its financial condition, results or operations of cashflows.

         The Company is not party to any other pending legal proceedings that it believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4. Submission of Matters to the Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Effective May 31, 2002, we voluntarily delisted our Ordinary shares from the Nasdaq National Market. We made arrangements to enable those shareholders who hold their shares in the form of New York shares (the form formerly traded on Nasdaq) to trade their shares on Euronext Paris. In this regard, as a courtesy to our shareholders, we have agreed to pay the exchange fees in connection with the transfer of Ordinary shares from our New York register to our Dutch register (the form in which trades in our Ordinary shares are settled on Euronext Paris).

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

10.1(3)  CompleTel Europe NV 2000 Stock Option Plan, as amended

10.2 Resignation Agreement, dated May 17, 2002, among CompleTel Europe N.V., CableTel Management Inc. and Timothy A. Samples

10.3 Non-Qualified Stock Option Agreement, dated May 17, 2002, between CompleTel Europe N.V. and Timothy A. Samples

10.4 Resignation Agreement, dated May 17, 2002, between CompleTel Europe N.V., CableTel Management, Inc. and J. Lyle Patrick

10.5 Non-Qualified Stock Option Agreement, dated May 17, 2002, between CompleTel Europe N.V. and J. Lyle Patrick

99.1     Certifications pursuant to 18 U.S. C. Section 1350

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


Reports on Form 8-K

         On May 15, 2002, we filed a Current Report on Form 8-K, in which we reported our financial results for the quarter ended March 31, 2002. No financial statements were filed with that report.

         On May 23, 2002, we filed a Current Report on Form 8-K, in which we included as an exhibit the Restructuring Agreement we entered into on May 15, 2002. No financial statements were filed with that report.

         On May 28, 2002, we filed a Current Report on Form 8-K, in which we (i) reported the sale of our operations in Germany and provided pro forma financial statements pursuant to article 11 of Regulation S-X; and
(ii) reported the voluntary delisting of our Ordinary shares form the Nasdaq National Market.

         On May 30, 2002, we filed a Current Report on Form 8-K, in which we reported, under Item 9 of that report, our commencement of Akkoord composition plan proceedings in The Netherlands. No financial statements were filed with that report.

         On June 7, 2002, we filed a Current Report on Form 8-K, in which we reported the grant, by the District Court of Amsterdam, The Netherlands, of a suspension of payments decree. No financial statements were filed with that report.

         On June 12, 2002, we filed a Current Report on Form 8-K, in which we reported, under Item 3 to that report, the commencement of Akkoord composition plan proceedings relating to CompleTel Europe N.V. in The Netherlands, the grant by the Dutch bankruptcy court of a suspension of payment decree and the appointment of an administrator in the suspension of payments proceedings and a supervising judge in respect of the Akkoord proceedings. No financial statements were filed with that report.

On June 26, 2002, we filed a Current Report on Form 8-K, in which we reported the resignation of Arthur Andersen as our independent auditor. No financial statements were filed with that report.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, CompleTel Europe N.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2002.

COMPLETEL EUROPE N.V.
By:      /s/  Jerome de Vitry

        ---------------------------
        Name: Jerome de Vitry
        Title: Managing Director, President and Chief Executive Officer


By:     /s/  Alexandre Westphalen

        ---------------------------
        Name: Alexandre Westphalen
        Title: Vice President, Finance



By:     /s/  John M. Hugo

        ---------------------------
        Name:  John M. Hugo
        Title:  Chief Accounting Officer and Corporate Controller