Form 10-Q/A
period 2001-12-31
COMPLE TEL EUROPE NV
filed 2002-09-13
CIK 1089558

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


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


                   ORDINARY SHARES, (EURO) 0.10 NOMINAL VALUE,
                            TRADED ON EURONEXT PARIS


                                   -----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


     The number of shares outstanding of the Registrant's common stock as of August 30, 2002 was 160,555,222 ordinary shares.


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

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (unaudited)

                Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001

                Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001 (unaudited)

                Consolidated Statement of Shareholders' Equity for the Three Months Ended March 31, 2002 (unaudited)

                Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (unaudited)

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

Item 6.         Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
        (STATED IN THOUSANDS OF EURO, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                                MARCH 31,    DECEMBER 31,
                                                                                                     2002            2001
                                                                                           --------------    ------------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.............................................................    EURO    56,166    EURO  81,613
 Short-term investments, restricted....................................................            16,863          16,694
 Accounts receivable, net of allowance for doubtful receivables of EURO 2,670 and
    EURO 2,330 as of March 31, 2002 and December 31, 2001, respectively................            21,347          18,357
 Affiliate receivables.................................................................               134           2,121
 VAT receivables.......................................................................            15,807          24,472
 Prepaid expenses and other current assets.............................................             9,705          11,494
                                                                                           --------------    ------------
          Total current assets.........................................................           120,022         154,751
                                                                                           --------------    ------------
NON-CURRENT ASSETS:
 Property and equipment, net...........................................................           276,255         277,807
 Licenses, net of accumulated amortization of EURO 267 and EURO 335, respectively......             1,292           2,104
 Goodwill..............................................................................             5,793           5,793
 Deferred financing costs, net.........................................................             7,308           7,525
 Non-current investments, restricted...................................................             8,172           8,085
 Other non-current assets..............................................................             2,769           2,525
                                                                                           --------------    ------------
          Total non-current assets.....................................................           301,589         303,839
                                                                                           --------------    ------------

TOTAL ASSETS...........................................................................    EURO   421,611    EURO 458,590
                                                                                           ==============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Network vendor payables...............................................................    EURO    23,300    EURO  37,356
 Accrued liabilities ..................................................................            17,807          11,640
 Accrued payroll.......................................................................             8,849          10,256
 Trade accounts payable................................................................            44,656          48,294
 Affiliate payables....................................................................                 -           1,393
                                                                                           --------------    ------------
          Total current liabilities....................................................            94,612         108,939
                                                                                           --------------    ------------

LONG-TERM DEBT.........................................................................           232,350         227,735

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
 Ordinary shares, nominal value EURO .10 per share, 383,332,650 shares authorized; 160,555,222 shares issued and outstanding at March 31, 2002 and
     December 31, 2001, respectively...................................................            16,055          16,055
 Additional paid-in capital............................................................           688,575         690,093
 Deferred compensation.................................................................            (9,222)        (11,192)
 Other cumulative comprehensive loss...................................................             1,060             747
 Accumulated deficit...................................................................          (586,266)       (558,234)
 Treasury stock, at cost...............................................................           (15,553)        (15,553)
                                                                                           --------------    ------------
TOTAL SHAREHOLDERS' EQUITY.............................................................            94,649         121,916
                                                                                           --------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................................    EURO   421,611    EURO 458,590
                                                                                           ==============    ============


   The accompanying notes are an integral part of these unaudited consolidated balance sheets.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        (STATED IN THOUSANDS OF EURO, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                  THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                    MARCH 31, 2002        MARCH 31, 2001
                                                                  ------------------    ------------------
REVENUE..................................................         EURO        22,951    EURO        15,603

OPERATING EXPENSES:
 Network costs, excluding depreciation...................                     16,043                14,253
 Selling, general and administrative (excluding non-
   cash compensation)....................................                     14,901                15,657
 Non-cash compensation ..................................                        451                (1,731)
 Depreciation and amortization...........................                      7,726                 5,321
 Restructuring, impairment and other charges.............                      3,873                     -
                                                                  ------------------    ------------------
         Total operating expenses........................                     42,994                33,500
                                                                  ------------------    ------------------

OPERATING LOSS...........................................                    (20,043)              (17,897)
                                                                  ------------------    ------------------

OTHER INCOME (EXPENSE):
 Interest income.........................................                        559                 5,370
 Interest expense, net of capitalized interest...........                     (7,457)               (8,345)
 Foreign exchange loss and other expense.................                       (181)               (3,103)
                                                                  ------------------    ------------------
         Total other income (expense)....................                     (7,079)               (6,078)
                                                                  ------------------    ------------------

NET LOSS FROM CONTINUING OPERATIONS......................                    (27,122)              (23,975)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations .....................                       (910)              (16,627)
                                                                  ------------------    ------------------

NET LOSS                                                          EURO       (28,032)   EURO       (40,602)
                                                                  ==================    ==================

BASIC AND DILUTED LOSS PER ORDINARY SHARE................         EURO         (0.18)   EURO         (0.26)
                                                                  ==================    ==================

WEIGHTED AVERAGE NUMBER OF ORDINARY
    SHARES OUTSTANDING...................................                157,419,330           157,413,763
                                                                  ==================    ==================


   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
               (STATED IN THOUSANDS OF EURO, EXCEPT SHARE AMOUNTS)



                                                                                                                          OTHER
                                                                      ORDINARY SHARES      ADDITIONAL                  CUMULATIVE
                                                                  -----------------------   PAID-IN       DEFERRED    COMPREHENSIVE
                                                                    NUMBER       AMOUNT     CAPITAL     COMPENSATION       LOSS
                                                                  ----------- ----------- ------------  ------------  -------------
BALANCE, January 1, 2002......................................... 160,555,222 EURO 16,055 EURO 690,093  EURO (11,192) EURO      747
 Deemed contributions by LLC related to allocation of non-cash
    compensation charges.........................................           -           -       (1,518)          830              -
 Amortization of deferred compensation...........................           -           -            -         1,140              -
 Cumulative translation adjustment ..............................           -           -            -             -            313
 Net loss........................................................           -           -            -             -              -
                                                                  ----------- ----------- ------------  ------------  -------------
BALANCE, March 31, 2002.......................................... 160,555,222 EURO 16,055 EURO 688,575  EURO  (9,222) EURO    1,060
                                                                  =========== =========== ============  ============  =============

                                                                                                       TOTAL
                                                                   ACCUMULATED    TREASURY STOCK   COMPREHENSIVE
                                                                     DEFICIT          AT COST          LOSS              TOTAL
                                                                  -------------   --------------   -------------     ------------
BALANCE, January 1, 2002......................................... EURO (558,234)  EURO   (15,553)  EURO (299,321)    EURO 121,916
 Deemed contributions by LLC related to allocation of non-cash
    compensation charges.........................................             -                -               -             (688)
 Amortization of deferred compensation...........................             -                -               -            1,140
 Cumulative translation adjustment ..............................             -                -             313              313
 Net loss........................................................       (28,032)               -         (28,032)         (28,032)
                                                                  -------------   --------------   -------------     ------------
BALANCE, March 31, 2002.......................................... EURO (586,266)  EURO   (15,553)  EURO  (27,719)    EURO  94,649
                                                                  =============   ==============   =============     ============


   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (STATED IN THOUSANDS OF EURO)



                                                              THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                MARCH 31, 2002        MARCH 31, 2001
                                                              ------------------    ------------------
 OPERATING ACTIVITIES:
   Loss from continuing operations..........................  EURO       (27,122)   EURO       (23,975)
   Adjustments to reconcile net loss to net cash flows
   provided by operating activities:
     Depreciation and amortization..........................               7,726                 5,321
     Non-cash compensation..................................                 451                (1,731)
     Restructuring, impairment and other charges............               3,873                     -
     Accretion of senior discount notes.....................               3,727                 3,153
     Amortization of deferred financing costs...............                 217                   447
     Foreign exchange loss..................................                 344                 5,526
     Changes in operating assets and liabilities:
       Increase in accounts receivable......................              (3,317)                 (684)
        Decrease (increase) in prepaid expenses,
         VAT receivables
         and other current assets...........................               4,875                (1,858)
       Decrease (increase) in other non-current assets......                 (15)                  216
       Increase in accrued liabilities and trade accounts
         Payable............................................               2,830                 8,474
       Change in net affiliate payables/
         receivables........................................               1,537                (1,605)
                                                              ------------------    ------------------
     Net cash used in continuing operations.................              (4,874)               (6,716)
     Net cash (used in) provided by discontinued
        operations..........................................               1,926                (2,926)
                                                              ------------------    ------------------

Net cash flows used in operating activities.................              (2,948)               (9,642)
                                                              ------------------    ------------------

INVESTING ACTIVITIES:
   Expenditures for property and equipment..................              (8,458)              (56,926)
   Decrease in network vendor payables......................             (14,056)               (2,404)
                                                              ------------------    ------------------
Net cash flows used in investing activities.................             (22,514)              (59,330)
                                                              ------------------    ------------------

 FINANCING ACTIVITIES:
   Proceeds from exercise of stock options..................                   -                    17
   Deferred financing costs.................................                   -                  (479)
                                                              ------------------    ------------------
Net cash flows used in financing activities                                    -                  (462)
                                                              ------------------    ------------------

   Effect of exchange rates on cash.........................                  15                   259
                                                              ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS..............................................             (25,447)              (69,175)

CASH AND CASH EQUIVALENTS, beginning of
   period...................................................              81,613               361,698
                                                              ------------------    ------------------

CASH AND CASH EQUIVALENTS, end of period....................  EURO        56,166    EURO       292,523
                                                              ==================    ==================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for interest.................................  EURO             -    EURO             -
     Cash paid for taxes....................................  EURO             -    EURO             -


   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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


         The Company provides telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas in France. It delivers these services primarily to on-net customers directly connected to its fiber optic metropolitan area networks, or MANs. The Company has MANs in nine areas in France, covering the cities of: (1) Paris, (2) Lyon, (3) Marseille and Aix, (4) Lille, Roubaix and Tourcoing, (5) Grenoble, (6) Toulouse, (7) Nice and Sophia-Antipolis, (8) Nantes and (9) Strasbourg, Colmar and Mulhouse. The construction of the Company's MANs was completed during the last quarter of 2001. The Company's MANs are connected by its leased inter-city network.

         Since its inception, the Company has generated operating losses and negative cash flow from its operating activities. The Company expects to continue to experience operating losses and negative cash flows from operations until it establishes a sufficient revenue-generating customer base. While the Company is experiencing growth in its core retail activity in France, and believes that this trend will continue, during 2001 and beginning of 2002 it observed signs of general weakness in the European markets for carrier and dial-up Internet access and Internet data center services. In light of these adverse market conditions, the Company implemented reorganization and restructuring measures in order to adjust its operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, the Company implemented a major downsizing of its German operations in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). Further, in April 2002, in connection with its planned recapitalization as described below, the Company decided to sell its entire German operations, which sale was completed in early May 2002 (see Note 3, Discontinued Operations). In addition, faced with a significant downturn in the web hosting market, linked to the collapse of the ".com" market and installed hosting overcapacity in Europe, the Company decided to scale down the Internet data center operations it had launched in France, Germany and the United Kingdom. In France, the Company decided to integrate these activities with its retail businesses, while in Germany and the United Kingdom the Company has exited these markets by selling its entire operations in these countries in May 2002.

         Having decided to concentrate its efforts solely in France, the Company closed its London offices and simplified its corporate headquarters structure at the end of the second quarter of 2002. The Company also launched ongoing measures to further reduce its selling, general and administrative expenses in its corporate headquarters functions and Internet data center operations.

         While the Company previously estimated its funding gap (that is, the additional financing required to bring it to cash flow breakeven) to be approximately EURO 60 million to EURO 90 million, in light of (i) the anticipated elimination of interest payments upon the exchange or retirement of the Company's outstanding debt securities pursuant to the recapitalization plan described below, (ii) the cash savings from the sale of the Company's German and UK operations and cost reductions at the Company's European headquarters, and
(iii) the lower cash requirements related to selling, general and administrative expenses and capital expenditures resulting from the Company's restructuring efforts, the Company currently estimates its funding gap to be approximately EURO 30 million. The Company expects that, upon the completion of the recapitalization plan described below, its existing cash balances and the additional equity infusion, together with the anticipated cash flow from its operations, will be sufficient to fully fund its restructured operations to cash flow breakeven.

THE COMPANY'S RECAPITALIZATION PLAN

         On May 15, 2002, the Company signed an agreement (the "Restructuring Agreement") in support of a recapitalization plan (the "Recapitalization") with an ad hoc committee of holders of its 14% senior discount notes due 2009 and 14% senior notes due 2010 (collectively, the "Notes"), constituting over 75% of the Company's outstanding Notes and with Meritage Private Equity Funds ("Meritage") and DeGeorge Telcom Holdings ("DeGeorge Telcom"), two of the Company's principal shareholders. The Recapitalization will involve:


              -   a debt for equity swap in respect of the outstanding Notes,

              - the return to the holders of the senior notes due 2010 of the outstanding balance in the escrow account established to provide funds for interest payments on these senior notes, and


              -



              - equity investments at the closing of the Recapitalization of approximately EURO 42.8 million, in the aggregate.



         MEANS OF IMPLEMENTATION. The Company decided to effect the Recapitalization by means of a pre-arranged Netherlands composition proceeding known as an AKKOORD, which requires, among other things, the approval of 75% of the admitted creditors, by value. To avail itself of this proceeding, on May 29, 2002, CompleTel Europe N.V. filed with the Dutch bankruptcy court for protection from its creditors. At the same time, it submitted to the Dutch court a composition plan whereby the holders of the Notes would receive convertible preferred B shares (the "Convertible Preferred B shares") and Ordinary shares as described below. On June 24, 2002, the meeting of its creditors approved this composition plan, which approval was confirmed by the Dutch court on September 4, 2002. The composition plan is binding on all of CompleTel Europe's non-preferred unsecured creditors, which consist almost entirely of the holders of its Notes. Any additional creditors existing at May 29, 2002, the effective date of the suspension of payments order, are entitled to receive in respect of their claims Convertible Preferred B shares and Ordinary shares under the same terms as the holders of the Notes. The Company estimates that the aggregate amount of these additional claims is immaterial and that the shares to be issued in respect of these claims, if any, would constitute less than 1.0% of CompleTel Europe's share capital that would be outstanding at the close of the Recapitalization, scheduled to occur in the third week of September 2002. The AKKOORD effectively eliminates the Company's outstanding indebtedness while permitting its operating subsidiaries to continue operations without disruption.

         EXCHANGE OF THE NOTES FOR CONVERTIBLE PREFERRED B SHARES AND ORDINARY SHARES. The outstanding Notes will be exchanged for Convertible Preferred B shares and Ordinary shares together representing approximately 39% of CompleTel Europe's share capital that the Company estimates would be outstanding at the close of the Recapitalization (excluding the C shares described below). Pursuant to the terms of the Company's 14% senior notes due 2010, the outstanding balance in the escrow account established to provide funds for interest payments on those notes in September 2002 (approximately EURO 16.8 million) was distributed to holders of those notes.

         EQUITY INVESTMENT OF MERITAGE, DEGEORGE TELCOM AND CERTAIN NOTEHOLDERS IN EXCHANGE FOR CONVERTIBLE PREFERRED SHARES AND ORDINARY SHARES. The Recapitalization includes an equity investment of an aggregate of EURO 30 million by Meritage and DeGeorge Telcom in return for the issuance of convertible preferred A shares (the "Convertible Preferred A shares") and Ordinary shares, together representing approximately 40% of the Company's share capital that the Company estimates would be outstanding at the close of the Recapitalization (excluding the C shares). Meritage and DeGeorge Telcom will also be issued, on a pro rata basis, a number of C shares that will cause them to hold, at the close of the Recapitalization, the same number of shares for voting purposes as the former holders of the Notes. In order to limit the effect of the C shares strictly to the allocation of voting power, the C shares are structured in a way that effectively gives them only nominal economic value.

         In addition, certain of the holders of the senior notes due 2010 have committed to make an equity investment of approximately EURO 9.9 million (reflecting a reinvestment of a portion of the escrow funds to be released to these holders) in return for the issuance of Convertible Preferred A share, Convertible Preferred B shares and Ordinary shares, together representing approximately 14% of CompleTel Europe's share capital that the Company estimates would be outstanding at the close of the Recapitalization (excluding the C shares).

         The Company will pay a dividend equal to 11% per annum, compounded quarterly, calculated over an amount of EURO 2,010.00 per share to the holders of Convertible Preferred A shares and Convertible Preferred B shares during the period commencing July 1, 2004, and until their cancellation or conversion in accordance with their terms. Assuming 21,313 Convertible Preferred A shares and 14,926 Convertible Preferred B shares are issued (that is, after giving effect to the investment of EURO 42.8 million in equity investments that the Company anticipates receiving at the closing of the Recapitalization, and after giving effect to the 100-to-one reverse split of the Preferred shares) and that none of the Convertible Preferred A shares and Convertible Preferred B shares are converted or cancelled prior to July 1, 2004, the aggregate annual dividend payable in respect of the Convertible Preferred A shares and Convertible Preferred B shares would be approximately EURO 8.3 million commencing in 2005.

         In accordance with their respective terms, in the event of a liquidation of CompleTel Europe, the Convertible Preferred A shares will rank senior to the Convertible Preferred B shares, which, will rank senior to CompleTel Europe's Ordinary shares. In addition, upon liquidation, the Convertible Preferred A shares and Convertible Preferred B shares will be entitled to receive, prior to any distribution in respect of the Ordinary shares, an amount in cash equal to EURO 2010.00 per share (after giving effect to the Company's intended reverse share splits), or approximately EURO 72.8 million in the aggregate. Furthermore, on August 20, 2002, CompleTel Europe's extraordinary general meeting of shareholders adopted a resolution to authorize the redemption, on July 1, 2007, of all of the Convertible Preferred A shares and Convertible Preferred B shares to be issued as part of the Recapitalization, in accordance with their terms. Upon the redemption of the Preferred shares, their holders will be entitled to receive a redemption value of EURO 6,030.00 per share (after giving effect to the 100-to-one reverse split of the Preferred shares). If at such time the Company does not have access to sufficient funds to redeem all the then outstanding Preferred shares, the holders of Convertible Preferred A shares shall have the right to receive EURO 2,010.00 per share. After the Company similarly pays the holders of Convertible Preferred B shares, the Company will distribute any remaining surplus proportionally to the holders of Convertible Preferred A shares and Convertible Preferred B shares up to the remaining balance of EURO 4,020.00 per share. Assuming 21,313 Convertible Preferred A shares and 14,926 Convertible Preferred B shares are issued (after giving effect to the 100-to-one reverse split of the Preferred shares) and that none of the Convertible Preferred A shares and Convertible Preferred B shares are converted prior to the redemption date, the aggregate redemption value due on the Convertible Preferred A shares and Convertible Preferred B shares would be approximately EURO 218.5 million.

         POTENTIAL ADDITIONAL EQUITY INVESTMENTS. The Restructuring Agreement also contemplates that up to an additional EURO 3.3 million may be invested in the form of the exercise of warrants for Ordinary shares (which warrants are to be issued to the Company's existing shareholders), and that up to EURO 1.0 million may be invested by the Company's management and senior employees in return for the issuance of Convertible Preferred A shares and Ordinary shares. In the event that warrants expire unexercised, the Company has undertaken to make the Ordinary shares underlying those warrants available for subscription by the holders of its Convertible Preferred A Shares and Convertible Preferred B Shares. The Company has received a commitment from an institutional investor to take up approximately 51% of these subscription rights, if they are offered.

         EFFECT ON SHARE OWNERSHIP AND SUPERVISORY BOARD COMPOSITION. Post-Recapitalization, but without giving effect to the Company's warrant offering, the Company anticipate that, the former holders of the Notes, Meritage and DeGeorge Telcom would own, in the aggregate, approximately 97.5% of the economic interests in the Company's share capital that would be outstanding at the completion of the Recapitalization. The remaining shares (representing 2.5% of the economic interests in the Company's share capital) would be held by the Company's existing shareholders, other than Meritage and DeGeorge Telcom.






         CONDITIONS. The completion of the Recapitalization is subject to, among other things:



     - the approval of the Recapitalization by the Company's existing shareholders, which approval took place at the Company's extraordinary general meeting of shareholders held on August 20, 2002;

     - the approval of at least 75% of the Company's admitted creditors, by value, which approval took place at the meeting of creditors held on June 24, 2002;

     - the final sanction of the Dutch courts, which occurred on September 4, 2002;

     - the closure or sale of the Company's operations outside of France, which occurred in May 2002; and

     -   other customary conditions.


         The Company's Supervisory and Management Boards voted unanimously to approve the Recapitalization.


         GOING CONCERN. The Company's ability to continue as a going concern is dependent upon successful completion of the Recapitalization (or obtaining alternative sources of financing if the Recapitalization is not complete). There is no assurance that the Company will be able to effect the Recapitalization, or that the Company will be able to secure alternative sources of financing if the Recapitalization is not consummated. If the Company fails to effect the Recapitalization, or to obtain sufficient alternative financing, it will cease to be able to continue as a going concern and be forced into liquidation. In that event, the Company anticipates, based on its internal analyses, that the proceeds of the liquidation would not suffice to pay off its creditors and, therefore, there would be nothing left for distribution to its shareholders. The independent auditors' report on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has been experiencing recurring losses from operations and expects to fully utilize its existing cash resources by the end of the third quarter of 2002, which raises substantial doubt about its ability to continue as a going concern.

(2) BASIS OF PRESENTATION


         GENERAL

         The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and are in the form prescribed by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain amounts for prior periods have been reclassified to conform to the current period presentation.


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


         BASIC AND DILUTED LOSS PER ORDINARY SHARE

         For the three months ended March 31, 2002 and 2001, basic and diluted loss per Ordinary share is comprised of the following:



                                                     2002         2001
                                                 -----------  -----------
Loss from continuing operations................. EURO (0.17)  EURO (0.15)
Loss from discontinued operations...............      (0.01)       (0.11)
                                                 -----------  -----------
Basic and diluted loss per share................ EURO (0.18)  EURO (0.26)
                                                 ===========  ===========



(3) DISCONTINUED OPERATIONS

         During 2001 and beginning of 2002 the Company observed signs of general weakness in the European markets for carrier and dial-up Internet access and Internet data center services. In light of these adverse market conditions, the Company implemented reorganization and restructuring measures in order to adjust its operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, as described in Note 9, the Company implemented a major downsizing of its German operations in the fourth quarter of 2001 in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). Finally, in April 2002, in connection with its planned recapitalization as described in Note 1, the Company decided to sell its entire German and U.K. operations.

         On May 10, 2002, the Company sold its German operations to a third party. Pursuant to the agreement governing the terms of the sale, the Company transferred to the buyer the entire share capital of CompleTel GmbH, which, until the sale, was an indirect wholly-owned subsidiary of CompleTel Europe. Furthermore, the Company agreed to acquire from CompleTel GmbH certain transmission equipment for EURO 500,000. In addition, the Company agreed to provide the buyer free support billing and financial IT services for a period of up to 12 months after the sale. Following the sale of CompleTel GmbH, the Company no longer operates or generates revenue in Germany. In connection with the sale of its German operations, the Company entered into reciprocal agreements for terminating traffic, which will allow the Company to service its French customers that currently have, or will develop, operations in Germany.

         On May 15, 2002, the Company sold its U.K. operations to a third party. Pursuant to the agreement governing the terms of the sale, the Company transferred to the buyer the entire share capital of CompleTel UK Limited, which, until the sale, was an indirect wholly-owned subsidiary of CompleTel Europe. Following the sale of CompleTel U.K. Limited, the Company no longer operates or generates revenue in the United Kingdom.

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

         The following table presents the components of discontinued operations, as reflected in the accompanying unaudited consolidated statements of operations (in thousands):



                                                           THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------------
                                                            2002                 2001
                                                        ------------        -------------
  Revenue.....................................          EURO  6,175         EURO   4,053
  Operating expenses..........................               (7,100)             (18,263)
                                                        ------------        -------------
       Operating loss.........................                 (925)             (14,210)
  Other income (expense)......................                   15               (2,417)
                                                        ------------        -------------
  Loss from discontinued operations...........          EURO   (910)        EURO (16,627)
                                                        ============        =============



(4) PROPERTY AND EQUIPMENT


         Property and equipment includes network equipment, office furniture and equipment, computer equipment and software, leasehold improvements, buildings and construction in progress. These assets are stated at historical cost and are being depreciated when ready for their intended use on a straight-line basis over their estimated useful lives:

         Property and equipment consisted of the following (in thousands):


                                                                                    MARCH 31,       DECEMBER 31,
                                                                                 -------------     -------------
                                                                                     2002              2001
                                                                                 -------------     -------------
Network equipment............................................................... EURO  280,630     EURO  276,206
Office furniture and equipment..................................................         3,757             3,602
Computer equipment and software.................................................         7,143             7,152
Leasehold improvements..........................................................         4,165             4,096
Materials and supplies ........................................................          5,525             5,525
Buildings.......................................................................           205               205
                                                                                 -------------     -------------

Property and equipment, in service..............................................       301,425           296,786
Less: accumulated depreciation..................................................       (60,462)          (49,573)
                                                                                 -------------     -------------

Property and equipment, in service, net.........................................       240,963           247,213
Construction in progress........................................................        35,292            30,594
                                                                                 -------------     -------------

Property and equipment, net..................................................... EURO  276,255     EURO  277,807
                                                                                 =============     =============

         The Company capitalized approximately EURO 0.9 million and EURO 3.5 million of interest for the three months ended March 31, 2002 and 2001, respectively.

         Expenditures for maintenance and repairs are expensed as incurred.





(5) RELATED PARTY TRANSACTIONS


EMPLOYEE LOANS


         In December 2000, the Company loaned William Pearson, its then President and Chief Executive Officer, the principal amount of U.S.$1.5 million. The principal amount, together with accumulated interest at the annual rate of 7% was secured by a pledge of 958,000 of Mr. Pearson's ordinary shares in the Company and was originally scheduled to be due and payable on the earlier of December 31, 2001, or 180 days after any termination of employment. Effective as of December 11, 2001, the maturity date for this loan was extended to December 31, 2002, or 180 days after any termination of employment. As a result of Mr. Pearson's resignation on February 22, 2002, the loan is currently due and payable on August 19, 2002. However, Mr. Pearson has indicated that he is unable to repay the full amount owed and has asserted that the loan was made to him solely with recourse to the collateral. Accordingly, as a result of the current fair market value of the collateral, reflecting the anticipated dilution to the currently outstanding ordinary shares as part of the Company's planned Recapitalization (see Note 1), the Company has recorded a EURO 1.9 million reserve for the full loan amount and accrued interest. The Company intends to fully pursue the collection of this loan.

         In April 2001, the Company granted Timothy Samples, its then Chief Executive Officer ("CEO"), an incentive bonus, which was structured as a loan agreement, pursuant to which the Company made a EURO 865,000 forgivable loan to the CEO. The loan accrued interest at 6%, compounded quarterly, and became due February 28, 2002. In accordance with its terms, the repayment of the loan (including interest and reimbursement of associated tax liabilities) has been forgiven by the Company, as the CEO was still employed by the Company. The charge related to the forgiveness of this loan has been included in selling, general and administrative expense in the accompanying 2001 statement of operations.

(6) INDEBTEDNESS


         Long-term debt consists of the following (in thousands):


                                                                                        MARCH 31          DECEMBER 31
                                                                                      -------------      ------------
                                                                                          2002               2001
                                                                                      -------------      ------------
      14% Senior Discount Notes, face amount $120.5 million, due 2009, effective interest rate of 15.1%, converted to euro at March 31, 2002 and
          December 31, 2001 at exchange rates of 0.8702 and 0.8901,
          respectively...........................................................     EURO  104,093      EURO  99,333
      14% Senior Notes, due 2010.................................................           121,870           121,870
      Other long-term debt.......................................................             6,387             6,532
                                                                                      -------------      ------------
                                                                                      EURO  232,350      EURO 227,735
                                                                                      =============      ============



(7) COMMITMENTS AND CONTINGENCIES


LEGAL PROCEEDINGS


         The syndicate of co-owners of a building in which CompleTel SAS installed certain telecommunications equipment, brought an action against the Company before the Tribunal de Grande Instance of Paris alleging that the equipment was installed without obtaining the necessary authorizations and caused noise disturbances in the building. On May 11, 2001, the tribunal issued a decision, following a preliminary injunction hearing (a) ordering the Company to restore the premises to their original state, and (b) appointing an expert with the mandate of determining the liability, if any, the damages sustained, if any, and the work which the Company may have to undertake with respect to the equipment to cease the disturbances. The Company appealed against this decision and the proceeding is currently in progress. The Company has taken measures to reduce the noise disturbances and is also involved in discussions to settle this matter out of court, but there can be no assurance that the Company will be able to reach a settlement. If the negotiations to settle out of court are unsuccessful, the Company may be required to move the equipment and may be required to do so in a short period of time. In such an event, the Company could suffer disturbances to its network, which could have an impact on its activities. Although at this stage the Company is not in a position to predict the outcome of the negotiations, the Company estimates that the costs of either moving the equipment or settling this dispute would not have a material adverse effect on its financial condition or results of operations.


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

         Adjusted EBITDA is not derived pursuant to generally accepted accounting principles and therefore should not be considered as an alternative to operating income (loss), as an alternative to cash flows from operating activities, or as a measure of liquidity. Furthermore, the Company is not aware of any uniform standards for determining Adjusted EBITDA. Presentations of Adjusted EBITDA may not be calculated consistently by different companies in the same or similar businesses. As a result, the Company's reported Adjusted EBITDA may not be comparable to similarly titled measures used by other companies






         As discussed in Note 3, the Company sold and discontinued its operations in Germany and the United Kingdom in May 2002. Consequently, the Company currently operates in a single geographic segment. Presented below, is certain financial information concerning the Company's performance in France, the Company's sole geographic segment. In addition, the tables below include certain financial information concerning CompleTel Europe and Others. This information includes costs that consist of the Company's corporate headquarters, including IT expenses and assets, including primarily cash, property and equipment.

         As of and for the three months ended March 31, 2002 (euro, in thousands):



                                                                          COMPLETEL
                                                        COMPLETEL        EUROPE AND
                                                           FRANCE             OTHER            TOTAL
                                                        ---------        ----------          -------
         Revenue:
             Retail: voice                                 11,742                 -           11,742
             Retail: Internet & data                        3,230                 -            3,230
                                                        ---------        ----------          -------
           Total Retail                                    14,972                 -           14,972
           Carrier                                          3,590                 -            3,590
           ISP                                              3,787                 -            3,787
           Hosting                                            602                 -              602
                                                        ---------        ----------          -------
             Total                                         22,951                 -           22,951
         Adjusted EBITDA                                   (4,034)           (3,959)          (7,993)
         Depreciation and amortization                                                        (7,726)
         Interest expense, not of interest income                                             (6,898)
         Foreign exchange gain/loss and other expense                                           (181)
         Non-cash compensation charges                                                          (451)
         Restructuring, impairment and other changes                                          (3,873)
                                                                                             -------
         Net loss from continuing operations                                                 (27,122)

         Total long-lived assets, net                     238,375            37,880          276,255
         Total assets                                     286,261           135,350          421,611
         Expenditures for long-lived Assets                 8,215               648            8,863






As of and for the three months ended March 31, 2001 (in thousands):



                                                                          COMPLETEL
                                                        COMPLETEL        EUROPE AND
                                                           FRANCE             OTHER            TOTAL
                                                        ---------        ----------          -------
         Revenue:
             Retail: voice......................            5,178                 -            5,178
             Retail: Internet & data............            1,431                 -            1,431
                                                        ---------        ----------          -------
           Total Retail.........................            6,609                 -            6,609
           Carrier..............................            1,822                 -            1,822
           ISP..................................            6,824                 -            6,824
           Hosting..............................              348                 -              348
                                                        ---------        ----------          -------
             Total .............................           15,603                 -           15,603
         Adjusted EBITDA........................           (8,987)           (5,320)         (14,307)
         Depreciation and amortization                                                        (5,321)
         Interest expense, net of interest income                                             (2,975)
         Foreign exchange gain/loss and other expense                                         (3,103)
         Non-cash compensation charges                                                         1,731
         Restructuring, impairment and other changes                                              --
                                                                                             -------
         Net loss from continuing operations                                                 (23,975)

         Total long-lived assets, net...........          180,266           165,957          346,223
         Total assets...........................          224,435           568,340          792,775
         Expenditures for long-lived assets.....           29,105             3,996           33,101






(9) RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

         In connection with the Company's restructuring efforts during the second half of 2001, the Company recognized approximately EURO 6.0 million in restructuring and impairment charges in its continuing operations for the year ended December 31, 2001. In addition, the Company recognized, during that period, restructuring and impairment charges, totaling EURO 158.5 million, in its discontinued operations in Germany and the United Kingdom (See Note 3). These charges consist of the following (in millions):



               Write-down of German and United Kingdom assets.....................       EURO  142.7
               Write-down of materials and supplies...............................               6.0
               Restructuring charges(1)...........................................              15.8
                                                                                         -----------
               Total..............................................................       EURO  164.5
                                                                                         ===========


----------





----------
         (1) Includes EURO 6.0 million of restructuring charges recognized by CompleTel Europe and its French operations and reflected in loss from continuing operations.

         For the first three months of 2002, the Company recognized approximately EURO 3.9 million of restructuring and other charges in its continuing operations. These charges consist of the following (in millions):



              Restructuring charges.......................................    EURO  2.0
              Other charges...............................................          1.9
                                                                              ---------
              Total.......................................................    EURO  3.9
                                                                              =========



IMPAIRMENT CHARGES

         In light of adverse market conditions and the Company's efforts to reduce its ongoing operating expenses and capital outlays, in the fourth quarter of 2001 the Company decided to significantly scale-back its operations in Germany and exit the market in the United Kingdom. As a result of its decision, and in light of the adverse conditions in these markets, the Company determined, in accordance with its policy relating to recoverability of long-lived assets, that it was unlikely to recover its investment in these assets (whether by utilizing these assets in its business or through disposition) and thus, that the values of its German and U.K. assets (comprising network property and equipment, including switches, network plant, customer access equipment and operational support systems) were impaired as of December 31, 2001. Accordingly, the Company recorded total charges of EURO 142.7 million to write-down the carrying values of these assets to their estimated fair market values using a discounted cash flow approach. These charges are included in discontinued operations, as discussed further in Note 3.

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

         The restructuring charges, since the Company began its restructuring efforts in June 2001 through March 31, 2002, can be detailed as follows (in thousands):

SUMMARY OF RESTRUCTURING CHARGES


                                                                                         EUROPE HQ
                                                                                            AND
                                     FRANCE             GERMANY(5)          UK(5)          OTHER            TOTAL
                                ----------------     ---------------   --------------   --------------   -------------
Severance (1)                   EURO       1,411     EURO      2,416   EURO       527   EURO     2,346   EURO    6,700
Facilities and Network (2)                 1,558               3,160              992                -           5,710
Other (3)                                     20                 601               50            4,565           5,236
                                ----------------     ---------------   --------------   --------------   -------------
                                           2,989               6,177            1,569            6,911          17,646
Paid through March 31, 2002                1,994               4,736            1,094            2,518          10,342
                                ----------------     ---------------   --------------   --------------   -------------

Accrual balance,
 March 31, 2002(4)              EURO         995     EURO      1,441   EURO       475   EURO     4,393   EURO    7,304
                                ================     ===============   ==============   ==============   =============


----------
   (1) Severance charges relate to estimated termination salaries and benefits in connection with the termination of employees, related outplacement fees and other related benefits.

   (2) Facilities and network charges relate to costs to terminate or renegotiate facilities and equipment leases and interconnection agreements.

   (3) Other charges primarily relate to legal and consulting costs expected to be incurred in connection with the restructuring.


   (4) Outstanding accruals are expected to be paid prior to December 31, 2002.

   (5) Restructuring charges for the Company's former operations in Germany and the United Kingdom are included in discontinued operations (see
          Note 3).



OTHER CHARGES

         Other charges of EURO 1.9 million are related to a reserve made in connection with the decrease in value of the collateral for a loan extended by the Company to William Pearson, its former President and Chief Executive Officer, as described in Note 5.

(10)     NEW ACCOUNTING STANDARDS

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

         The Company adopted SFAS 141 and 142 effective January 1, 2002. Accordingly, the Company discontinued amortizing its remaining balance of goodwill of approximately EURO 5.8 million effective January 1, 2002. The Company does not anticipate that the adoption of these statements will have a material impact on its results of operations, its financial position or its cash flows.

         The goodwill amortization expense and net loss of the Company for the three months ended March 31, 2002 and 2001 are as follows (in thousands):



                                                               THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------------------
                                                               2002               2001
                                                        ---------------------------------------
Reported net loss                                                (28,032)               (40,602)

     Add back: goodwill amortization.................                  -                     81

                                                        ----------------        ---------------
Adjusted net loss ...................................            (28,032)               (40,521)
                                                        ================        ===============

Reported net loss per share..........................              (0.18)                 (0.26)

                                                        ----------------        ---------------
Adjusted net loss per share..........................              (0.18)                 (0.26)
                                                        ================        ===============



         The carrying amount of the Company's licenses as of March 31, 2002, was approximately EURO 1.6 million, with corresponding accumulated amortization of approximately EURO 0.3 million. The carrying amount of the Company's goodwill as of March 31, 2002, was approximately EURO 5.8 million.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement of obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of cost to expense, (4) subsequent measurement of the liability, and (5) related financial statement disclosure. SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period during which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying value of the asset and depreciated over life of the associated asset. SFAS 143 requires the Company to measure changes in the liability for an asset retirement obligation due to the passage of time by applying an interest method of allocation to the amount of the liability at the beginning of a reporting period. The interest rate used to measure that change is the credit-adjusted-risk-free rate that existed when the liability was initially measured. Finally, SFAS 143 requires such changes in liability for asset retirement obligations to be recognized as an increase in the carrying amount of the liability and as an expense classified as an operating item in the statement of income. SFAS 143 applies to fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS 143 will have a material impact on its results of operations, its financial position, or its cash flows.


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


         SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. Other than the restatement of the Company's financial statements to report in discontinued operations the results of its German and U.K. operations, which were disposed of in May 2002, the adoption of SFAS 144 on January 1, 2002 did not have a material impact on the Company's results of operations, financial position, or cash flows.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt" and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 applies to fiscal years beginning after May 15, 2002. The Company anticipates that the adoption of SFAS 145 will not have a material impact on its results of operations, financial position, or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         All assumptions, anticipations, expectations and forecasts contained in the following discussion regarding our future business plans and products and services, financial results, Adjusted EBITDA forecasts, performance, and the telecommunications industry and operating environment, and future events are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are generally identified by the use of forward-looking words such as "plan", "estimate", "believe", "expect", "anticipate", "will", "should" and "may" or other variations of such terms, or by discussion of strategy that involves risks and uncertainties. The forward-looking statements contained herein represent a good-faith assessment of our future performance for which we believe there is a reasonable basis. These forward-looking statements represent our view only as of the dates they are made, and we disclaim any obligation to update forward-looking statements contained herein, except as may be otherwise required by law. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that could cause our actual future results, performance and achievements to differ materially from those forecasted or suggested herein. The most important of such factors is our potential inability to effect our recapitalization plan on the terms described in this report. With respect to revenue forecasts, such factors include, but are not limited to: (a) decline in demand for our telecommunications services; (b) pricing pressures from our direct competitors as well as from providers of alternative services; (c) failures, shutdowns or service disturbances with respect to our networks; (d) worsening carrier and Internet data market weakness; (e) major changes in market conditions and (f) completion of any acquisition or disposition transactions. In addition to these risks, Adjusted EBITDA forecasts and other forward-looking information in this report are subject to such risks as: (a) unforeseen delays or increased expenditures incurred in the construction of our customer connections and network upgrades;
(b) our inability to develop and maintain efficient operations support; (c) regulatory developments adverse to us or difficulties we may face in maintaining necessary telecommunications licenses or other governmental approvals; and (d) our inability to obtain required financing on satisfactory terms. For a more detailed discussion of such risks affecting us, please refer to our prospectuses and annual reports filed with the U.S. Securities and Exchange Commission.

         All statements made herein are accurate only as of the date of filing this Form 10-Q with the U.S. Securities and Exchange Commission and may be relied upon only as of that date. Unless otherwise indicated, all share numbers reflect the five-for-one split effected on February 25, 2000.

         In connection with the sale of our German and U.K. operations in May 2002 (see Note 3), we have restated our financial statements to report these operations' results in discontinued operations, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Unless indicated otherwise, the following discussion refers only to our consolidated financial statements, as amended, and not to our previously filed financial statements. In particular, operating results presented in the following discussion the operating results of our continuing operations in France. The operating results of our German and U.K. operations are included in discontinued operations for all periods presented.


OVERVIEW


OUR BUSINESS AND FINANCIAL CONDITION.

         We are a facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure. We provide telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas in France. We deliver these services primarily to on-net customers directly connected to our fiber optic metropolitan area networks, or MANs. We have MANs in nine areas in France, covering the cities of: (1) Paris, (2) Lyon,
(3) Marseille and Aix, (4) Lille, Roubaix and Tourcoing, (5) Grenoble, (6) Toulouse, (7) Nice and Sophia-Antipolis, (8) Nantes and (9) Strasbourg, Colmar and Mulhouse. The construction of our MANs was completed during the last quarter of 2001. Our MANs are connected by our leased inter-city network.

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

         We have generated operating losses and negative cash flow from our operating activities to date, and we expect to continue to experience operating losses and negative cash flows from operations until we establish a sufficient revenue-generating customer base. We are experiencing growth in our core retail activity in France, and believe that this trend will continue. However, during 2001 and the beginning of 2002, we observed signs of general weakness in the European markets for carrier and dial-up Internet access and Internet data center services. In light of these adverse market conditions, we implemented reorganization and restructuring measures to adjust our operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, in the last quarter of 2001, we implemented a major downsizing of our German operations in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). This restructuring significantly reduced our operating expenses and capital outlays. Further, in April 2002, in connection with our Recapitalization as described below, we decided to sell our entire German operations. We completed this sale in early May 2002. In addition, faced with a significant downturn in the web hosting market, linked to the collapse of the ".com" market and installed hosting overcapacity in Europe, we decided to scale down the Internet data centers operations we had launched in France, Germany and the United Kingdom. In France, we decided to integrate these activities with our retail businesses, while in Germany and the United Kingdom, we have exited these markets by selling our entire operations in these countries in May 2002.

         Having decided to concentrate our efforts solely in France, we closed our London office and simplified our corporate headquarters structure at the end of the second quarter of 2002. We also launched ongoing measures to further reduce our selling, general and administrative expenses in our corporate headquarters functions and Internet data center operations.

         While we previously estimated our funding gap (that is, the additional financing required to bring us to cash flow breakeven) to be approximately EURO 60 million to EURO 90 million, based on (i) the anticipated elimination of interest payments upon the exchange or retirement of our outstanding debt securities pursuant to the recapitalization plan described below, (ii) the cash savings from the sale of our German and UK operations and cost reductions at our European headquarters, and (iii) the lower cash requirements related to selling, general and administrative expenses and capital expenditures resulting from our restructuring efforts, we currently estimate our funding gap to be approximately EURO 30 million. We expect that, upon the completion of the recapitalization plan described below, our existing cash balances and the additional equity infusion, together with the anticipated cash flow from our operations, will be sufficient to fully fund our restructured operations to cash flow breakeven.

         OUR RECAPITALIZATION PLAN

         On May 15, 2002, we signed an agreement (the "Restructuring Agreement") in support of a recapitalization plan (the "Recapitalization") with an ad hoc committee of holders of our 14% senior discount notes due 2009 and 14% senior notes due 2010 (collectively, the "Notes"), constituting over 75% of our outstanding Notes and with Meritage Private Equity Funds ("Meritage") and DeGeorge Telcom Holdings ("DeGeorge Telcom"), two of our principal shareholders. The Recapitalization will involve:



              -   a debt for equity swap in respect of our outstanding Notes,


              - the return to the holders of the senior notes due 2010 of the outstanding balance in the escrow account established to provide funds for interest payments on these senior notes, and


              -

              - equity investments at the close of the Recapitalization of approximately EURO 42.8 million in the aggregate.



         MEANS OF IMPLEMENTATION. We decided to effect the Recapitalization by means of a pre-arranged Netherlands composition proceeding known as an AKKOORD, which requires, among other things, the approval of 75% of our admitted creditors, by value. To avail ourselves of this proceeding, on May 29, 2002, we filed with the Dutch bankruptcy court for protection from our creditors. At the same time, we submitted to the Dutch court a composition plan whereby the holders of the Notes would receive Convertible Preferred B shares and Ordinary shares as described below. On June 24, 2002, the meeting of our creditors approved this composition plan, which approval was confirmed by the Dutch court on September 4, 2002. The composition plan is binding on all our non-preferred unsecured creditors, which consist almost entirely of the holders of our Notes. Any additional creditors existing at May 29, 2002, the effective date of the suspension of payments order, are entitled to receive in respect of their claims Convertible Preferred B and Ordinary shares under the same terms as the holders of our Notes. We estimate that the aggregate amount of these additional claims is immaterial and that the shares to be issued in respect of these claims, if any, would constitute less than 1.0% of our share capital that would be outstanding at the close of our Recapitalization, scheduled to occur in the third week of September 2002. The AKKOORD effectively eliminates our outstanding indebtedness while permitting our operating subsidiaries to continue operations without disruption.

         EXCHANGE OF THE NOTES FOR CONVERTIBLE PREFERRED B SHARES AND ORDINARY SHARES. The outstanding Notes will be exchanged for Convertible Preferred B shares and Ordinary shares together representing approximately 39% of our share capital that we estimate would be outstanding at the close of the Recapitalization (excluding the C shares described below). Pursuant to the terms of our 14% senior notes due 2010, the outstanding balance in the escrow account established to provide funds for interest payments on those notes (approximately EURO 16.8 million) was distributed to holders of those notes in September 2002.

         EQUITY INVESTMENT OF MERITAGE, DEGEORGE TELCOM AND CERTAIN NOTEHOLDERS IN EXCHANGE FOR CONVERTIBLE PREFERRED SHARES AND ORDINARY SHARES. The Recapitalization includes an equity investment of an aggregate of EURO 30 million by Meritage and DeGeorge Telcom in return for the issuance of convertible preferred A shares (the "Convertible Preferred A Shares") and Ordinary shares, together representing approximately 40% of our share capital that we estimate would be outstanding at the close of the Recapitalization (excluding the C shares). Meritage and DeGeorge Telcom will also be issued, on a pro rata basis, a number of C shares that will cause them to hold, at the closing of the Recapitalization, the same number of shares for voting purposes as the former holders of the Notes. In order to limit the effect of the C shares strictly to the allocation of voting power, the C shares are structured in a way that effectively gives them only nominal economic value.

         In addition, certain of the holders of the senior notes due 2010 have committed to make an equity investment of approximately EURO 9.9 million (reflecting a reinvestment of a portion of the escrow funds to be released to these holders) in return for the issuance of Convertible Preferred A shares, Convertible Preferred B shares and Ordinary shares, together representing approximately 14% of our share capital that we estimate would be outstanding at the close of the Recapitalization (excluding the C shares).

         We will pay a dividend equal to 11% per annum, compounded quarterly, calculated over an amount of EURO 2,010.00 per share to the holders of Convertible Preferred A shares and Convertible Preferred B shares during the period commencing July 1, 2004, and until their cancellation or conversion in accordance with their terms. Assuming 21,313 Convertible Preferred A shares and 14,926 Convertible Preferred B shares are issued (that is, after giving effect to the investment of EURO 42.8 million in equity investments that we anticipate receiving at the closing of our Recapitalization, and after giving effect to the intended 100-to-one reverse split of the Preferred shares) and that none of the Convertible Preferred A shares and Convertible Preferred B shares are converted or cancelled prior to July 1, 2004, the aggregate annual dividend payable in respect of the Convertible Preferred A shares and Convertible Preferred B shares would be approximately EURO 8.3 million commencing in 2005.

         In accordance with their respective terms, in the event of a liquidation of our holding company, CompleTel Europe N.V., the Convertible Preferred A shares will rank senior to the Convertible Preferred B shares, which, will rank senior to our Ordinary shares. In addition, upon liquidation, the Convertible Preferred A shares and Convertible Preferred B shares will be entitled to receive, prior to any distribution in respect of the Ordinary shares, an amount in cash equal to EURO 2010.00 per share (after giving effect to our intended reverse share splits), or approximately EURO 72.8 million in the aggregate. Furthermore, on August 20, 2002, the extraordinary general meeting of our shareholders adopted a resolution to authorize the redemption, on July 1, 2007, of all of the Convertible Preferred A shares and Convertible Preferred B shares to be issued as part of the Recapitalization, in accordance with their terms. Upon the redemption of the Preferred shares, their holders will be entitled to receive a redemption value of EURO 6,030.00 per share (after giving effect to the 100-to-one reverse split of the Preferred shares). If at such time we do not have access to sufficient funds to redeem all the then outstanding Preferred shares, the holders of Convertible Preferred A shares shall have the right to receive EURO 2,010.00 per share. After we similarly pay the holders of Convertible Preferred B shares, we will distribute any remaining surplus proportionally to the holders of Convertible Preferred A shares and Convertible Preferred B shares up to the remaining balance of EURO 4,020.00 per share. Assuming 21,313 Convertible Preferred A shares and 14,926 Convertible Preferred B shares are issued (after giving effect to the 100-to-one reverse split of the Preferred shares) and that none of the Convertible Preferred A shares and Convertible Preferred B shares are converted prior to the redemption date, the aggregate redemption value due on the Convertible Preferred A shares and Convertible Preferred B shares would be approximately EURO 218.5 million.

         POTENTIAL ADDITIONAL EQUITY INVESTMENT. The Restructuring Agreement also contemplates that up to an additional EURO 3.3 million may be invested in the form of the exercise of warrants for Ordinary shares (which warrants are to be issued to our existing shareholders), and that up to EURO 1.0 million may be invested by our management and senior employees in return for the issuance of Convertible Preferred A shares and Ordinary shares. In the event that warrants expire unexercised, we have undertaken to make the Ordinary shares underlying those warrants available for subscription by the holders of our Convertible Preferred A Shares and Convertible Preferred B Shares. We have received a commitment from an institutional investor to take up approximately 51% of these subscription rights, if they are offered.

         EFFECT ON SHARE OWNERSHIP AND SUPERVISORY BOARD COMPOSITION. Post-Recapitalization, but without giving effect to our warrant offering, we anticipate that, the former holders of our Notes, Meritage and DeGeorge Telcom would own, in the aggregate, approximately 97.4% of the economic interests in our share capital that would be outstanding at the completion of the Recapitalization. The remaining shares (representing 2.6% of the economic interests in our share capital) would be held by our existing shareholders, other than Meritage and DeGeorge Telcom.






         CONDITIONS. The completion of the Recapitalization is subject to, among other things:

     - the approval of the Recapitalization by our existing shareholders, which approval took place at the extraordinary general meeting of our shareholders held on August 20, 2002;

     - the approval of at least 75% of our admitted creditors, by value, which approval took place at the meeting of creditors held on June 24, 2002;

     - the final sanction of the Dutch courts, which occurred on September 4, 2002;

     - the closure or sale of our operations outside of France, which occurred in May 2002; and

     -   other customary conditions.


         Our Supervisory and Management Boards voted unanimously to approve the Recapitalization.





         GOING CONCERN. Our ability to continue as a going concern is dependent upon successful completion of the Recapitalization (or obtaining alternative sources of financing if the Recapitalization is not complete). There is no assurance that we will be able to effect the Recapitalization, or that we will be able to secure alternative sources of financing if the Recapitalization is not consummated. If we fail to effect the Recapitalization, or to obtain sufficient alternative financing, we will effectively cease to be able to conduct our business and be forced into liquidation. In such event, we anticipate, based on our internal analyses, that the proceeds of the liquidation would not suffice to pay off our creditors and, therefore, there would be nothing left for distribution to our shareholders. The independent auditors' report on our consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that we have been experiencing recurring losses from operations and expect to fully utilize our existing cash resources by the end of the third quarter of 2002, which raises substantial doubt about our ability to continue as a going concern.


REVENUE

         Our revenue consists of revenue from three principal categories of service offerings, as follows:

         RETAIL SERVICES


         We generate revenue from the voice, data and Internet services we provide primarily to our directly connected retail customers. We expect revenue from retail services to represent an increasing percentage of our overall revenue.

         - VOICE SERVICES. We derive substantially all our voice revenue from the switched voice communications services we provide to customers directly connected to our network through our owned fiber and leased lines. A small portion of our voice revenue is derived, however, from off-net sites of customers who are otherwise connected to our network, or, from customers awaiting completion of their connection to our network. Voice revenue is based primarily on traffic minutes billed. Revenue from voice products accounted for EURO 11.8 million, or approximately 51% of our total revenue for the three months ended March 31, 2002, compared to EURO 5.2 million, or approximately 33% of our total revenue for the corresponding period in 2001.

         - DATA AND INTERNET SERVICES. We derive revenue from the local dedicated access and private line services we provide customers for data connections over our MANs. This revenue is based primarily on transmission capacity provided. We also derive revenue by providing high-capacity Internet access and related Internet services in each of the areas in which our MANs operate. Revenue from these services accounted for EURO 3.2 million, or approximately 14%, of our total revenue for the three months ended March 31, 2002, compared to EURO 1.4 million, or approximately 9%, of total revenue for the corresponding period in 2001.


         WHOLESALE SERVICES.


         We derive revenue by providing data transmission capacity and traffic termination services to other carriers, as well as dial-up Internet access to our Internet Service Provider customers.

         - CARRIER AND TERMINATION SERVICES. We derive revenue from the services we provide to other telecommunications service providers that require local connection to their end-Customers, transmission capacity to support gaps in their networks, additional capacity or alternate routing, or do not have their own transmission facilities. We also terminate traffic for other operators. This revenue, which is based primarily on transmission capacity provided and traffic minutes terminated, accounted for EURO 3.6 million, or approximately 16% of our revenue in the three months ended March 31, 2002, compared to EURO 1.8 million, or approximately 12% of our total revenue for the corresponding period in 2001. We expect revenue from carrier and termination services to represent a decreasing portion of our total revenue.

         - INTERNET DIAL-UP. We also derive revenue from dial-up Internet access to our ISP customers delivering the traffic. This revenue, which is based primarily on traffic minutes, accounted for EURO
              3.8 million, or approximately 16% of our overall revenue in the three months ended March 31, 2002, compared to EURO 6.8 million, or approximately 43%, of our total revenue for the corresponding period in 2001. We expect our Internet dial-up services revenue to represent a decreasing portion of our total revenue, as our revenue from our retail services increases.


         INTERNET DATA CENTERS, WEB HOSTING, INTERNET ACCESS AND OTHER INTERNET-RELATED SERVICES

         We derive a small portion of our revenue from the web hosting, Internet access and other value-added Internet services we provide at our Internet data centers. We also offer web site creation and maintenance services as well as miscellaneous dial-up services to certain of our Internet data centers customers. Revenue from our Internet data centers, web hosting, Internet access and other Internet-related services accounted for EURO 0.6 million, or approximately 3%, of our total revenue for the three months ended March 31, 2002 compared to EURO 0.4 million, or approximately 3%, of our total revenue for the corresponding period in 2001. We expect revenue from our Internet data centers, web hosting, Internet access and other Internet-related services to remain a small portion of our total revenue.


OPERATING EXPENSES

         Our primary operating expenses consist of:

         -    network costs,

         -    selling, general and administrative expenses,


         -    (until January 1, 2002), allocated costs from an affiliate,

         -    non-cash compensation charges,


         -    depreciation and amortization expenses, and

         -    restructuring, impairment and other charges.

         NETWORK COSTS


         Our network costs include variable costs, which are directly related to revenue generated from a customer, such as traffic termination and traffic collection costs directly related to voice minutes invoiced, mostly to the incumbent operator. Other significant variable costs are Internet access capacity purchased on a wholesale basis and resold to our retail customers.

   In addition to these variable costs, we incur:
   a) internal labor and contractual maintenance costs related to plant maintenance, network transmission equipment maintenance, and, to a lesser extent, customer transmission equipment maintenance;

   b) rental, on a short-term basis, of interconnection capacity, primarily from the incumbent operator;

   c)    operating leases costs of bandwidth capacity to interconnect our MANs;

   d) right of ways on public or private property in selected areas crossed by our networks. We also lease dark fiber or conduits on a limited basis to establish and augment our MANs in certain markets;

   e) rental and maintenance of technical facilities such as switch centers, hubs, nodes, and Internet data centers; and

   f) lease of private lines, mostly from the incumbent operator, or DSL or WLL links, to connect customer sites, where, due to the remoteness of these sites, it is not cost efficient to directly connect them to our network.

         To date, we have been able to deploy our networks faster than we initially anticipated in our business plans. As a result, we have experienced relatively high incremental network costs related to network deployment and network completion. We anticipate that, as we continue to expand our customer base and generate revenue from our completed network, our network costs will decrease as a percentage of revenue.


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


         We have a large, locally-based, direct sales force in our local and regional markets, and a national account team to service multiple location customers and key account executives. As of March 31, 2002, we had 550 employees in our continuing operations, compared to 550 employees at December 31, 2001.






         ALLOCATED COSTS FROM AN AFFILIATE

         Prior to January 1, 2002, we recorded as "allocated costs from an affiliate" amounts we paid CableTel Management, Inc. (then, a wholly-owned subsidiary of CompleTel LLC) to reimburse expenses incurred by CableTel Management, Inc. in the performance of certain ordinary and necessary general and administrative services for us and our operating subsidiaries. Beginning October 1, 2000, a significant portion of the expenses that were previously incurred on our behalf by CableTel Management, Inc. (representing primarily salaries to some of our European headquarter employees) are now incurred by CompleTel Headquarters Europe S.A.S, our wholly owned subsidiary, and accounted for as selling, general and administrative costs. Furthermore, in early 2002, we completed the acquisition of CableTel Management, Inc. from CompleTel LLC. Accordingly, effective January 1, 2002, all the expenses incurred by CableTel Management, Inc. are accounted for as selling, general and administrative costs.

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

         FOREIGN EXCHANGE LOSS AND OTHER EXPENSE


         Our revenue, operating expenses, capital expenditures, assets and liabilities are, for the most part, denominated in euro, which became our functional and reporting currency effective January 1, 2000. We invest all excess cash in euro-denominated accounts. Therefore, we are currently exposed to changes in currency exchange rates primarily due to our U.S. dollar denominated debt. The senior discount notes which we issued in February 1999 currently expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in dollars, and a substantial portion of our future cash flows used to service these payments will be denominated in euro. Assuming we complete our Recapitalization, as described above, these notes will be exchanged into Ordinary shares and Convertible Preferred B shares. We believe that, after the completion of our Recapitalization, our exposure to exchange rate risks will be immaterial.

         DISCONTINUED OPERATIONS

         In May 2002, we disposed of our German and U.K. operations in their entirety. In accordance with SFAS 144, we restated our financial statements for the years ended December 31, 2001, 2000 and 1999 to report the results of these operations in discontinued operations.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         REVENUE


         Revenue for the three months ended March 31, 2002 increased to EURO 23.0 million, compared to approximately EURO 15.6 million for the corresponding period in 2001. We attribute this increase in revenue to our overall growth resulting from the implementation of our business plan and the rapid deployment of our networks. Specifically, the increase in revenue is attributable to additional retail customers and increased demand from existing customers, resulting in increased data, Internet access and voice traffic carried over our network. For the three months ended March 31, 2002, revenue from retail services totaled EURO 15.0 million; revenue from wholesale services totaled EURO 7.4 million; and revenue from Internet data centers, web hosting and other Internet-related services totaled EURO 0.6 million. For the three months ended March 31, 2001, revenue from retail services totaled EURO 6.6 million, revenue from wholesale services totaled EURO 8.6 million, and revenue from Internet data centers, web hosting and other Internet-related services totaled EURO 0.4 million.





         OPERATING EXPENSES

         NETWORK COSTS


         Our network costs for the three months ended March 31, 2002 increased to approximately EURO 16.0 million from EURO 14.3 million for the corresponding period in 2001. This increase reflected increased customer traffic, which resulted in higher interconnection payments primarily to France Telecom. Our incremental network costs are decreasing as a percent of our revenue as new customers are connected to our network and on-net traffic from existing customers increases.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         For the three months ended March 31, 2002, selling, general and administrative expenses totaled approximately EURO 14.9 million, compared to approximately EURO 15.7 million for the corresponding period in 2001 (the
EURO 15.7 million include EURO 1.9 million, which was accounted for as allocated costs from an affiliate in that period). This decrease primarily resulted from the effect of our restructuring measures taken in the second half of 2001. As a percentage of our total revenue, selling, general and administrative expenses represented 65% of our total revenue for the three months ended March 31, 2002, compared to 100% (including allocated costs from an affiliate) for the corresponding period in 2001. We expect our selling, general and administrative expenses as a percentage of our total revenue to continue to decrease in future periods, as our revenue increases and our restructuring and other cost saving measures continue to take effect.


         NON-CASH COMPENSATION

         We incurred non-cash stock-based compensation expense of approximately EURO 1.1 million under our fixed stock option plan for the three months ended March 31, 2002. This amount was based on deferred compensation at the date of grant totaling approximately EURO 25.1 million. Additionally, we recorded a compensation credit of approximately EURO 0.6 million, based on the closing price per share on March 31, 2002 related to our performance vesting and time vesting shares. The non-cash compensation charges are attributable to employees whose salary and benefits were otherwise classified within selling, general and administrative expenses.

         DEPRECIATION AND AMORTIZATION


         Depreciation and amortization increased to approximately EURO 7.7 million for the three months ended March 31, 2002, from approximately EURO 5.3 million for the corresponding period in 2001. The majority of this increase resulted from a higher depreciable asset base in our French operations.


         RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES


         In connection with our restructuring efforts during the second half of 2001, we recognized, for the year ended December 31, 2001, approximately
EURO 164.5 million in restructuring and impairment charges. As discussed below, the impairment charge and the restructuring charges that relate to our former operations in Germany and the United Kingdom are reported in discontinued operations in our consolidated statement of operations (see Note 3, Discontinued Operations, to our consolidated financial statements). These charges consisted of the following (in millions):



            Write-down of German and United Kingdom assets..........  EURO 142.7
            Write-down of materials and supplies....................         6.0
            Restructuring charges (1)...............................        15.8
                                                                      ----------
            Total...................................................  EURO 164.5
                                                                      ==========


----------


         (1) Includes EURO 6.0 million of restructuring charges recognized by our holding company, CompleTel Europe, and our French operations and reflected in loss from continuing operations in our consolidated statements of operations.

         For the first three months of 2002, we recognized approximately EURO 3.9 million of restructuring and other charges in our continuing operations. These charges consist of the following (in millions):



            Restructuring charges...................................    EURO 2.0
            Other charges...........................................         1.9
                                                                        --------
            Total...................................................    EURO 3.9
                                                                        ========

         IMPAIRMENT CHARGES

         In light of adverse market conditions and our efforts to reduce our ongoing operating expenses and capital outlays, in the fourth quarter of 2001 we decided to significantly scale-back our operations in Germany and exit the market in the United Kingdom. As a result of this decision, and in light of the adverse conditions in these markets, we determined, in accordance with our policy relating to recoverability of long-lived assets, that we were unlikely to recover our investment in these assets (whether by utilizing these assets in our business or through disposition) and thus, that the values of our German and U.K. assets (comprising network property and equipment, including switches, network plant, customer access equipment and operational support systems) were impaired as of December 31, 2001. Accordingly, we recorded total charges of EURO 142.7 million to write-down the carrying values of these assets to their estimated fair market values using a discounted cash flow approach. These charges are reflected in loss from discontinued operations in our consolidated statements of operations.

         In addition, as a result of our decision to significantly scale-back our operations in Germany, we had materials and supplies in excess of what we needed in order to complete construction of our networks under our revised business plan. Accordingly, we revalued these excess materials and supplies, resulting in the write-down of all these excess materials and supplies to the lower of cost or market value, as of December 31, 2001.

         For the first quarter of 2002, we did not record any impairment charges.

         RESTRUCTURING CHARGES

         Restructuring charges relate primarily to severance costs associated with the reductions in the size of our workforce in France, Germany and the United Kingdom and charges incurred as a result of lease terminations and the renegotiation of interconnection agreements in connection with our decision to significantly scale back our operations in Germany and to exit the market in the United Kingdom.

         The restructuring charges, since we began our restructuring efforts in June 2001 through March 31, 2002, can be detailed as follows (in thousands):



                                                                            EUROPE HQ
                                 FRANCE       GERMANY(5)        UK(5)       AND OTHER         TOTAL
                              ------------   ------------   ------------   ------------   ------------
Severance(1)                  EURO   1,411   EURO   2,416   EURO     527   EURO   2,346   EURO   6,700
Facilities and Network(2)            1,558          3,160            992              -          5,710
Other(3)                                20            601             50          4,565          5,236
                              ------------   ------------   ------------   ------------   ------------
                                     2,989          6,177          1,569          6,911         17,646
Paid through March 31, 2002          1,994          4,736          1,094          2,518         10,342
                              ------------   ------------   ------------   ------------   ------------

Accrual balance,
 March 31, 2002(4)            EURO     995   EURO   1,441   EURO     475   EURO   4,393   EURO   7,304
                              ============   ============   ============   ============   ============


----------
     (1) Severance charges relate to estimated termination salaries and benefits in connection with the termination of employees, related outplacement fees and other related benefits.

     (2) Facilities and network charges relate to costs to terminate or renegotiate facilities and equipment leases and interconnection agreements.

     (3) Other charges primarily relate to legal and consulting costs expected to be incurred in connection with the restructuring.

     (4) Outstanding accruals are expected to be paid prior to December 31, 2002.

     (5) Restructuring charges for our former operations in Germany and the United Kingdom are included in discontinued operations (see Note 3 to our consolidated financial statements).



         OTHER CHARGES

         Other charges of EURO 1.9 million are related to a reserve made in connection with the decrease in value of the collateral for a loan we extended to Mr. William Pearson, who served as our President and Chief Executive Officer from March 2000 until March 2001, as described in Note 5 to our consolidated financial statements for the quarter ended March 31, 2002.


         OTHER INCOME AND EXPENSE


         We recorded interest income of approximately EURO 0.6 million during the three months ended March 31, 2002, compared to EURO 5.4 million for the corresponding period in 2001. This decrease in interest income is the direct result of lower cash and cash equivalents balances in the first quarter of 2002 compared to the corresponding period in 2001.


         We incurred interest expense, net of approximately EURO 0.9 million of capitalized interest expense, of approximately EURO 7.5 million during the three months ended March 31, 2002, compared to interest expense for the corresponding period in 2001 of approximately EURO 8.3 million, net of capitalized interest expense of approximately EURO 3.5 million. The interest expense recorded reflects interest on our senior notes due 2010, the accretion of our senior discount notes due 2009 and the amortization of deferred financing costs.

         FOREIGN EXCHANGE GAIN (LOSS) AND OTHER EXPENSE


         For the three months ended March 31, 2002, we recorded foreign exchange loss and other expenses of EURO 0.2 million, compared to EURO 3.1 million in the corresponding period in 2001. The foreign exchange loss and other expenses in the three month periods ended March 31, 2002 and 2001 resulted primarily from an unrealized foreign exchange loss related to our dollar-denominated senior discount notes due 2009.






         SEGMENT INFORMATION






         GENERAL

         In May 2002, we disposed of our German and U.K operations in their entirety. In accordance with SFAS 144, the results of these disposed operations are reported in our consolidated financial statements in discontinued operations (see Note 3 to our consolidated financial statements).

         Historically, we have evaluated our development efforts according to the geographic location of our markets. The key operating performance measures used by our management in this evaluation include revenue growth and a measure we refer to as Adjusted EBITDA. Earnings before deducting interest, taxes, depreciation and amortization, or EBITDA, is a measure commonly used in the telecommunications industry. In calculating Adjusted EBITDA, which we believe is a more helpful performance measure of our operating segments, we exclude (in addition to interest, taxes, depreciation and amortization) non-cash compensation charges and foreign exchange loss and other expenses, including restructuring, impairment and other charges, as well as other non-recurring operating expenses. We believe that Adjusted EBITDA provides both our management and investors with a measure of the operating results of our segments that is unaffected by the financing and accounting effects of gains and losses that are either of a non-recurring nature or are not closely related to the operating performance of these segments. For example, Adjusted EBITDA eliminates the effect of one-time gains or losses such as restructuring, impairment and other charges, which we believe are of a non-recurring nature. Adjusted EBITDA also eliminates the effect of interest, foreign exchange loss and other expenses, which we believe relate to general trends in global capital markets (such as exchange and interest rates), but are not necessarily indicative of our segments' operating performance. Finally, Adjusted EBITDA eliminates the effect of non-cash compensation charges and credits, as these reflect the closing price of our shares at the end of each fiscal quarter and thus are influenced by trends in capital markets that are not necessarily related to the operating performance of our segments.

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

         FRANCE

         As further described above, in France, we had revenue of approximately EURO 23.0 million for the three months ended March 31, 2002, compared to EURO 15.6 million for the corresponding period in 2001.

         Operating expenses in France totaled approximately EURO 27.0 million for the three months ended March 31, 2002, compared to approximately EURO 24.6 million for the corresponding period in 2001.

         Adjusted EBITDA in France for the three months ended March 31, 2002 totaled negative EURO 4.0 million, compared to negative EURO 9.0 million for the corresponding period in 2001. This improvement reflected the increased revenue from these operations, described above, which was only partially offset by growth in our network costs and operating expenses, reflecting improved operating efficiencies. We expect this improvement in Adjusted EBITDA in our French operations to continue as we build our customer base and benefit from increased network efficiencies largely by serving more customers and achieving greater revenue for each kilometer of network we have deployed and by enabling us to spread our fixed interconnect costs over a larger customer base. The operating and maintenance costs of our network are related primarily to the number of kilometers we have deployed and do not rise in direct proportion to the number of our customers or their utilization of our network. Adding customers to our completed network only marginally increases the network kilometers we have deployed and requires relatively smaller increases in network maintenance and operating costs.

         Additionally, as we add customers to our network, selling, general and administrative costs are also optimized in proportion to revenue: sales and marketing costs have limited or no growth as our customer base increases; average customer service costs per customer tend to decrease and other central costs are spread over a larger customer and revenue base. Consequently, adding customers tends to increase our Adjusted EBITDA.

         GERMANY

         In Germany, we had revenue of approximately EURO 5.3 million for the three months ended March 31, 2002, compared to EURO 2.8 million for the corresponding period in 2001. As of March 31, 2002, we had 276 connected customers in Germany. On May 10, 2002, we sold our German operations. As a result of this sale, we no longer operate or generate revenue in Germany.

         Operating expenses in Germany totaled approximately EURO 6.3 million for the three months ended March 31, 2002, compared to approximately EURO 10.3 million for the corresponding period in 2001. This decrease is a result of the scale-back of our Germany operations in December 2001, which included a reduction in the number of our employees in Germany. Additionally, the impairment of our Germany network as of December 31, 2001 and the related write down of these impaired assets to their fair market value resulted in significantly lower depreciation expense in the first quarter of 2002 compared to the first quarter of 2001.

         Adjusted EBITDA in Germany for the three months ended March 31, 2002 totaled negative EURO 1.0 million, compared to negative EURO 7.5 million for the corresponding period in 2001. This improvement was attributable primarily to a decrease in operating expenses as a direct result of our decision, in the fourth quarter of 2001, to significantly scale-back these operations, and to a lesser extent, to an increase in revenue from these operations. Following the sale of our German operations in May 2002, we will no longer generate any operating income from these operations and we intend to discontinue reporting operating results from Germany effective May 10, 2002.

         THE UNITED KINGDOM

         In the United Kingdom, we had revenue of approximately EURO 0.8 million for the three months ended March 31, 2002, compared to approximately EURO 1.3 million for the corresponding period in 2001. In accordance with our plan to exit this market, on May 15, 2002, we sold our U.K. operations to a third party.

         Operating expenses in the United Kingdom totaled approximately
EURO 1.6 million for the three months ended March 31, 2002, compared to approximately EURO 3.8 million for the corresponding period in 2001. This decrease is primarily a result of reduced selling, general and administrative expenses as a result of our decision to exit the market in the United Kingdom.

         Adjusted EBITDA in the United Kingdom for the three months ended March 31, 2002 totaled negative EURO 0.8 million, compared to negative EURO 2.5 million for the corresponding period in 2001. This improvement was attributable to a decrease in selling, general and administrative expenses resulting from our decision to exit the market in the United Kingdom. In light of our sale of our U.K. operations in May 2002, we intend to discontinue reporting operating results from the U.K. effective May 15, 2002.


STATEMENTS OF CASH FLOWS

         We had cash and cash equivalents of approximately EURO 56.2 million as of March 31, 2002, a decrease of EURO 25.4 from approximately EURO 81.6 million as of December 31, 2001. Additionally, as of March 31, 2002, we had approximately EURO 25.0 million of restricted investments placed in escrow for debt service.

         Details of the change in cash and cash equivalents are set forth in the table below.


                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                         2002            2001
                                                     ------------    ------------
                                                         (EURO, IN THOUSANDS)
Cash flows from continuing operations.............   EURO  (4,874)   EURO  (6,716)

Cash flows from discontinued operations...........          1,926          (2,926)
                                                     ------------    ------------
Net cash flows from operating activities..........         (2,948)         (9,642)

Cash flows from investing activities..............        (22,514)        (59,330)

Cash flows from financing activities..............             --            (462)

Effect of exchange rates on cash..................             15             259
                                                     ------------    ------------

Net increase decrease in cash and cash equivalents        (25,447)        (69,175)

Cash and cash equivalents at beginning of period..         81,613         361,698
                                                     ------------    ------------

Cash and cash equivalents at end of period........   EURO  56,166    EURO 292,523
                                                     ============    ============



         CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES


         During the three months ended March 31, 2002, we used approximately EURO 2.9 million in operating activities, a EURO 6.7 million decrease from the approximately EURO 9.6 million used in operating activities for the corresponding period in 2001. This decrease in cash used for operating activities was primarily related to the increase in revenues and to the operating cost savings resulting from our restructuring efforts.

         CASH FLOWS FROM INVESTING ACTIVITIES


         We used approximately EURO 22.5 million in investing activities during the three months ended March 31, 2002, compared to using approximately EURO 59.3 million for the three months ended March 31, 2001. The decrease was primarily due to lower capital expenditure as we completed the build out of our MANs.


         CASH FLOWS FROM FINANCING ACTIVITIES

         We did not utilize cash for financing activities during the three months ended March 31, 2002, compared to EURO 0.5 million of cash flows used in financing activities for the corresponding period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The telecommunications business is capital intensive. We used and will continue to need large amounts of capital to fund capital expenditures, working capital, debt service and operating losses. As of March 31, 2002, we had EURO 56.2 million of unrestricted cash and cash equivalents, and EURO 25.0 million of restricted investments.


         While we previously estimated our funding gap (that is, the additional financing required to bring us to cash flow breakeven) to be approximately
EURO 60 million to EURO 90 million, based on (i) the anticipated elimination of interest payments upon the exchange or retirement of our outstanding debt securities pursuant to the Recapitalization, (ii) the cash savings from the sale of our German and UK operations and cost reductions at our European headquarters, and (iii) the lower cash requirements related to selling, general and administrative expenses and capital expenditures resulting from our restructuring efforts, we currently estimate our funding gap to be approximately EURO 30 million. We expect that, upon the completion of the Recapitalization, our existing cash balances, the additional equity infusion together with the anticipated cash flow from our operations, will be sufficient to fully fund our restructured operations to cash flow breakeven.

         The following table presents our contractual obligations and commercial commitments for the periods indicated, as of March 31, 2002:



---------------------------------------------------------------------------------------------------------------
                                                               Payments due by period
               Description                                     (in thousands of euro)
              of obligation                  ------------------------------------------------------------------
              or commitment                      Total              2002           2003-2004         thereafter
---------------------------------------------------------------------------------------------------------------
Long-term debt, principal                         225,963(1)              -                 -           225,963(1)

Long-term debt, interest                              231(1)             15                44               172(1)

Operating Leases                                   62,857            11,998            24,134            26,725

Other long-term debt                                6,532               200               609             5,723
---------------------------------------------------------------------------------------------------------------

Total obligations/commitments                     295,583            12,213            24,787           258,583
---------------------------------------------------------------------------------------------------------------



(1) These amounts relate to indebtedness under our outstanding Notes, which will be eliminated as part of our Recapitalization.



In March 2000, we completed the initial public offering of our Ordinary shares. We issued 31,280,000 Ordinary shares in exchange for gross proceeds of approximately EURO 551.4 million.

         Since January 1998, CompleTel LLC, our former ultimate parent, has received EURO 114.3 million in private equity contributions, of which EURO 63.0 million was contributed to our French operating subsidiary, EURO 42.3 million was contributed to our German operating subsidiary, EURO 2.3 million was contributed to our holding company, CompleTel Europe N.V., and the remainder was retained by CompleTel LLC for start up expenditures incurred on our behalf.


         In February 1999, we and CompleTel Holdings LLC completed a units offering consisting of U.S. dollar denominated 14% senior discount notes due 2009 and class B interests in CompleTel Holdings LLC resulting in gross proceeds in respect of the units of approximately EURO 67.1 million, of which EURO 63.1 million was allocated to the 14% senior discount notes due 2009, which represents a substantial discount from the EURO 131.9 million aggregate stated principal amount at maturity of the notes. The remaining EURO 4.0 million was allocated to the class B interests of CompleTel Holdings LLC. Cash interest will not accrue on the 14% senior discount notes due 2009 prior to February 15, 2004. Commencing February 15, 2004, cash interest on the notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. The notes mature on February 16, 2009.


         In April 2000, we completed an offering of an aggregate EURO 200 million 14% senior notes due 2010. A portion of the proceeds were used to repurchase U.S.$27.0 million (EURO 27.6 million) principal amount at maturity of our existing 14% senior discount notes due 2009. We lent approximately EURO 78.0 million of the net proceeds to our wholly-owned subsidiary which used the funds to invest in a portfolio of securities which is pledged as security for the 14% senior notes due 2010. We are using the proceeds of these pledged securities to make the first six interest payments on the 14% senior notes due 2010.


         During the year ended December 31, 2001, as part of our effort to improve our financial position, we repurchased a total of EURO 78.1 million principal amount of our senior notes due 2010 for a total purchase price of EURO 28.9 million, including EURO 17.7 million in restricted cash released from the escrow established for these notes. We purchased these bonds in the open market.

CAPITAL EXPENDITURES

         During the three months ended March 31, 2002, we made capital expenditures of approximately EURO 8.9 million. These capital expenditures were primarily for connecting customers to our MANs and include capitalized interest of EURO 0.5 million. During the three months ended March 31, 2001, we made capital expenditures of approximately EURO 29.1 million for property and equipment necessary to deploy networks in our initial markets. The decrease in capital expenditures during the first three months of 2002 is attributable to the completion of the build out of our MANs during 2001. Our current focus is on connecting new customers to our existing MANs.

         Assuming we obtain the additional funding we need, we currently estimate that we will make aggregate capital expenditures of approximately
EURO 25 million to EURO 35 million for the year ending December 31, 2002, most of which will be expended to connect new customers to our MANs. The actual amount and timing of our future capital requirements may differ materially from our current estimates, and additional financing may be required in the event of departures from our current business plans and projections, including those caused by unforeseen delays, cost overruns, engineering design changes, demand for our services that varies from our expectations, adverse regulatory, technological or competitive developments, difficulties or delays in obtaining necessary rights-of-way, or major changes in market conditions.


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

         Under SFAS 142, goodwill will no longer be amortized on a straight-line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 (see Note 8 to our consolidated financial statements) operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Under SFAS 142, intangible assets with indefinite lives will not be amortized. Instead, they will be carried at the lower of cost or market value and be tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

         We adopted SFAS 141 and 142 effective January 1, 2002. Accordingly, we discontinued amortizing our remaining balance of goodwill of approximately
EURO 5.8 million effective January 1, 2002. The adoption of these statements did not have a material impact on our results of operations, financial position or cash flows.

         Our goodwill amortization expense and net loss for the three month periods ended March 31, 2002 and 2001 are as follows (amounts in thousands):

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                            2002            2001
                                                        ----------------------------
Reported net loss                                           (28,032)         (40,602)

     Add back: goodwill amortization.................             -               81
                                                        -----------     ------------
Adjusted net loss ...................................       (28,032)         (40,521)
                                                        ===========     ============

Reported net loss per share..........................         (0.18)           (0.26)
                                                        -----------     ------------
Adjusted net loss per share..........................         (0.18)           (0.26)
                                                        ===========     ============



         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement of obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of cost to expense, (4) subsequent measurement of the liability, and (5) related financial statement disclosure. SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period during which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying value of the asset and depreciated over the life of the associated asset. SFAS 143 require the measurement of changes in the liability for an asset retirement obligation due to the passage of time by applying an interest method of allocation to the amount of the liability at the beginning of a reporting period. The interest rate used to measure that change is the credit-adjusted-risk-free rate that existed when the liability was initially measured. Finally, SFAS 143 requires such changes in liability for asset retirement obligations to be recognized as an increase in the carrying amount of the liability and as an expense classified as an operating item in the statement of income. SFAS 143 applies to fiscal years beginning after June 15, 2002. We do not anticipate that the adoption of SFAS 143 will have a material impact on our results of operations, our financial position, or our cash flows.

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

         SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. Other than the restatement of our financial statements to report in discontinued operations the results of our German and U.K. operations, which we disposed of in May 2002, the adoption of SFAS 144 on January 1, 2002 did not have a material impact on our results of operations, financial position, or cash flows.

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

IMPACT OF FOREIGN CURRENCY RATE CHANGES


         Our revenues, operating expenses, capital expenditures, assets and liabilities are, for the most part, denominated in euro, which is our functional currency, effective January 1, 2000. Therefore, we are currently exposed to changes in currency exchange rates primarily due to our U.S. dollar denominated debt. The senior discount notes which we issued in February 1999 currently expose us to exchange rate fluctuations as the payment of principal and interest on the notes will be made in U.S. dollars, and a substantial portion of our future cash flows used to service these payments will be denominated in euro. Assuming we complete our Recapitalization, as described above, these notes will be exchanged into Ordinary shares and Convertible Preferred B shares. We believe that, after the completion of our Recapitalization, our exposure to exchange rate risks will be immaterial.

         Based on the total March 31, 2002 U.S. dollar borrowings under the senior discount notes, a hypothetical 10% variance in the U.S. dollar to euro exchange rate would create additional foreign exchange results of approximately EURO 9.1 million.


         The spot rates for the euro are shown below expressed in dollar per one euro.


December 31, 1998.....................................................   U.S.$1.181(1)
December 31, 1999.....................................................   U.S.$1.007
December 31, 2000.....................................................   U.S.$0.942
December 31, 2001.....................................................   U.S.$0.8901
March 31, 2002........................................................   U.S.$0.8702


-----------
(1) Based on the exchange rate as of January 4, 1999, the date on which the Euro Noon Buying Rate was first quoted.

         PART II           OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


         The syndicate of co-owners of a building in which Completel SAS, our operating subsidiary, installed certain telecommunications equipment, brought an action against Completel SAS before the Tribunal de Grande Instance of Paris alleging that the equipment was installed without obtaining the necessary authorizations and caused noise disturbances in the building. On May 11, 2001, the tribunal issued a decision, following a preliminary injunction hearing (a) ordering Completel SAS to restore the premises to their original state, and (b) appointing an expert with the mandate of determining the liability, if any, the damages sustained, if any, and the work which Completel SAS may have to undertake with respect to the equipment to cease the disturbances. We appealed against this decision and the proceeding is currently in progress. We also took measures to reduce the noise disturbances and are involved in discussions to settle this matter out of court. However there can be no assurance that we will be able to reach a settlement. If the negotiations to settle out of court are unsuccessful, we may be required to move the equipment and may be required to do so in a short period of time. In such an event, we could suffer disturbances to our network, which could have an impact on our activities. Although at this stage we are not in a position to predict the outcome of the negotiations, we estimate that the costs of either moving the equipment or settling this dispute would not have a material adverse effect on our financial condition or results of operations.






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

ITEM 4.  SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         SALE OF GERMANY AND U.K. OPERATIONS


         On May 10, 2002, we sold our German operations to a third party. Pursuant to the agreement governing the terms of the sale, we transferred to the buyer the entire share capital of CompleTel GmbH, which, until the sale, was our wholly-owned subsidiary. Furthermore, we agreed to acquire from CompleTel GmbH certain transmission equipment for EURO 500,000. In addition, we agreed to provide the buyer free support billing and financial IT services for a period of up to 12 months after the sale. Following the sale of CompleTel GmbH, we no longer operate or generate revenue in Germany. In addition, we expect to record a loss in connection with this sale in our financial statements for the second quarter of 2002. See Note 8 to our consolidated financial statements for details on our German operations' performance and their relative contribution to our over-all performance. In connection with the sale of our German operations, we entered into reciprocal agreements for terminating traffic, which will allow us to service our French customers that currently have, or will develop, operations in Germany.

         On May 15, 2002, we sold our U.K. operations to a third party. Pursuant to the agreement governing the terms of the sale, we transferred to the buyer the entire share capital of CompleTel U.K. Limited, which, until the sale, was our wholly-owned subsidiary. Following the sale of CompleTel U.K. Limited, we no longer operate or generate revenue in the United Kingdom. See Note 8 for details on our U.K. operations' performance and their relative contribution to our over-all performance.


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


10.2(4) Retention Agreement, dated March 15, 2002, between CableTel Management Inc. and Timothy A. Samples
10.3(4) Retention Agreement, dated March 15, 2002, between CableTel Management, Inc. and J. Lyle Patrick
10.4(4) Summary of a Retention Agreement, dated March 15, 2002, between CompleTel Europe N.V. and Jerome de Vitry
99.1     Certifications pursuant to 18 U.S. C. Section 1350
99.2 Certifications pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934


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


(4) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference.


REPORTS ON FORM 8-K

         On January 23, 2002, we filed a Current Report on Form 8-K, in which we reported the completion of the repurchase of EURO 15,730,000 principal amount at maturity of our Senior Notes due 2010. No financial statements were filed with that report.

         On March 5, 2002, we filed a Current Report on Form 8-K, in which we reported our financial results for the quarter and year ended December 31, 2001. No financial statements were filed with that report.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, CompleTel Europe N.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September [13], 2002.


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