Form 10-K/A
period 2001-12-31
COMPLE TEL EUROPE NV
filed 2002-09-13
CIK 1089558

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                -----------


                                FORM 10-K/A
                             (AMENDMENT NO. 1)
                                -----------


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
              (State or other jurisdiction of                                     (I.R.S. Employer
               incorporation or organization)                                    Identification No.)
        Blaak 16, 3011 TA Rotterdam, The Netherlands                                   2132 NA
          (Address of principle executive offices)                                   (Zip Code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Based on the average of the bid and asked price on Euronext Paris on August 1, 2002 of (euro)0.16, the aggregate market value of the Registrant's voting stock held by non-affiliates on such date was approximately (euro)11,084,030. For purposes of this disclosure, Ordinary shares held by directors and certain executive officers and by each person who owns or may be deemed to own 5% or more of our outstanding share capital have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the Registrant's common stock as of August 30, 2002 was 160,555,222 Ordinary shares.





                                                            TABLE OF CONTENTS


                                                                                                                           Page


                                                                  PART I
 Item 1.       Business................................................................................................       1
 Item 2.       Properties..............................................................................................      17
 Item 3.       Legal Proceedings.......................................................................................      18
 Item 4.       Submission of Matters to a Vote of Security Holders.....................................................      18

                                                                  PART II
 Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...................................      19
 Item 6.       Selected Financial Data.................................................................................      24
 Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...................      25
 Item 7a.      Quantitative and Qualitative Disclosure about Market Risk...............................................      55
 Item 8.       Financial Statements and Supplementary Data.............................................................      55
 Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................      56

                                                                 PART III
 Item 10.      Directors and Executive Officers of the Registrant......................................................      57
 Item 11.      Executive Compensation..................................................................................      64
 Item 12.      Security Ownership of Certain Beneficial Owners and Management..........................................      75
 Item 13.      Certain Relationships and Related Transactions..........................................................      77

                                                                  PART IV
 Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................      80




                                   PART I



         Forward Looking and Other Statements

         All assumptions, expectations and forecasts contained in this report regarding our future business plans and products and services, financial results, performance, and the telecommunications industry and operating environment and future events are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual outcomes may differ materially because of a number of risks and uncertainties, including these described under the caption "Risk Factors." The forward-looking statements contained herein represent a good-faith assessment of our future performance for which we believe there is a reasonable basis. The forward-looking statements are generally identified by the use of forward-looking words such as "plan," estimate," believe," "expect," "will," "should" and "may" and variations of these terms, or by a discussion of strategy that involves risks and uncertainties. We disclaim any obligation to update forward-looking statements contained herein, except as may be required by law.

         All statements made herein are accurate only of the date of filing this Form 10-K with the U.S. Securities and Exchange Commission and may be relied upon only as of that date. Unless otherwise indicated, all share numbers reflect the five-for-one stock split we effected on February 25, 2000.


Item 1. Business



         Overview


         We are a facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure. A facilities-based operator uses its own telecommunications facilities to provide services, in contrast with non-facilities-based resellers who purchase services from other providers and then retail them to customers. We provide telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas in France. We deliver these services primarily to on-net customers directly connected to our fiber optic metropolitan area networks, or MANs.

         The construction of our MANs was completed during the last quarter of 2001. We are now focusing our efforts on expanding our customer base in our MANs in France. These are located in nine areas in France, covering the cities of: (1) Paris, (2) Lyon, (3) Marseille and Aix, (4) Lille, Roubaix and Tourcoing, (5) Grenoble, (6) Toulouse, (7) Nice and Sophia-Antipolis,
(8) Nantes and (9) Strasbourg, Colmar and Mulhouse. We also constructed MANs in four areas in Germany, however, following the sale of our German operations in May 2002, we no longer have MANs in Germany. Our MANs are interconnected by our leased inter-city network.

         As of December 31, 2001, we had a total of 946 customers, compared to 787 customers as of December 31, 2000 in our continuing, French-based operations. Our consolidated revenue for the year ended December 31, 2001 totaled (euro)75.9 million, an increase of approximately 229% over consolidated revenue of (euro)23.0 million for the year ended December 31, 2000.

         We have generated operating losses and negative cash flow from our operating activities to date, and we expect to continue to experience operating losses and negative cash flows from operations until we establish a sufficient revenue-generating customer base. We are experiencing growth in our core retail activity in France, and believe that this trend will continue. However, during 2001 and the beginning of 2002, we observed signs of general weakness in the European markets for carrier and dial-up Internet access and Internet data center services. In light of these adverse market conditions, we implemented reorganization and restructuring measures to adjust our operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, in the last quarter of 2001, we implemented a major downsizing of our German operations in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). This restructuring significantly reduced our operating expenses and capital outlays. Further, in April 2002, in connection with our planned recapitalization described below, we decided to sell our entire German operations. We completed this sale in early May 2002. In addition, faced with a significant downturn in the web hosting market, linked to the collapse of the ".com" market and installed hosting overcapacity in Europe, we decided to scale down the Internet data centers operations we had launched in France, Germany and the United Kingdom. In France, we decided to integrate these activities with our retail businesses, while in Germany and the United Kingdom, we have exited these markets by selling our operations in these countries.

         Having decided to concentrate our efforts solely in France, we closed our London offices and simplified our corporate headquarters structure at the end of the second quarter of 2002. We also launched ongoing measures to further reduce our selling, general and administrative expenses in our corporate headquarters functions and Internet data center operations.


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


         To deliver high-quality, reliable telecommunications services, we employ a technologically advanced, uniform, high-capacity, protocol-transparent technology platform. Our integrated network architecture includes digital telephone switches, data switches and Internet protocol, as well as synchronous digital hierarchy (SDH) and dense wavelength division multiplexing (DWDM) transmission technology compliant with European telecommunications standards. It employs centralized network management and monitoring centers designed to accommodate anticipated future technology upgrades.


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

         Network design principles

         Our network design enables us to provide high-capacity transmission services to our customers, while providing substantial potential for expansion of existing service offerings and adoption of new offerings in a cost-effective manner. Our networks are capable of efficiently supporting a wide mix of telecommunications traffic and protocols, including telephony, data, high speed Ethernet, digital videoconferencing, virtual private networks (VPNs), private lines and Internet. Our network design is based on the following principles:

         o Scalability. We can expand both transmission capacity, switching capacity and routing capacity rapidly and cost-effectively as traffic volume and capacity demands increase. We installed duct systems, typically with the capacity to hold six ducts, to ensure we would have sufficient capacity for our future growth. Each duct is capable of holding between one and three cables, and each cable is capable of holding between 144 and 288 fibers. We currently use either one or two ducts, each containing at least one cable, depending on the level of network security required. The remaining ducts can accommodate additional capacity for our use, or can be sold to or swapped with other telecommunications service providers. As we installed our duct system, we also installed the access chambers immediately adjacent to our network route in order to expedite the connection of new customers.

         o Opportunity-based deployment schedule. We designed and deployed our networks with the goal of maximizing potential revenue generation while minimizing our build-out costs.

         o Service reliability. Our networks provide redundancy at multiple levels. The ring structure is designed to provide dual direction routing capability that allows a connection to be completed in the event of network failure. Our MANs use European standards-based SDH transmission technology and Ethernet protocol to transport information along our fiber optic backbone. Our SDH systems are based on self-healing concentric rings, a technology that routes traffic through an alternative path in the event there is a point of failure. This design results in a reliable network that is less susceptible to disruptions in the event of breakage at one point. Additionally, our external carrier interconnections and Internet transit have alternative routing capability that should assure access to alternative carriers and to the Internet. Finally, we chose vendors that we believe provide reliable and quality equipment, such as Nortel Networks, Siemens, Ciena, Cisco Systems and Riverstone Networks.

         o Use of multiple local access and transmission technologies. We employ a variety of access and transmission technologies, including SDH, DWDM, packet data or Internet protocol routing, Ethernet and Gigabit Ethernet. We believe they allow us to (1) meet customers' changing communications requirements; (2) pursue a flexible approach to network coverage expansion; and (3) respond to a wide range of integration requirements among different customer segments. The link between our network and the customer is typically fiber, but may also be copper or wireless transmission. On a limited, case by case, basis, we extend the reach and efficiency of our core network rings through alternative methods, such as leased fiber or point-to-point wireless and digital subscriber line (DSL) connections.

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


         During 2001, we completed the construction of our MANs in nine areas in France and four areas in Germany. Following the sale of our German operations in May 2002, we no longer have MANs in Germany. As of December 31, 2001, we had deployed over 1,400 route kilometers of fiber in our MANs, of which approximately 600 kilometers are leased on long-term contracts. In addition, we lease bandwidth capacity for our leased inter-city network, which interconnects our MANs. Having completed the expansion of our network in accordance with our current business plan, we intend to concentrate on network development to connect new customers to our existing MANs.


         Network construction and installation

         Our local access networks consist of fiber deployed in existing ducts, as well as newly constructed ducts for the extension of our network to the customer's site, commonly known as the "the last drop." We have installed our fiber optic cables in conduits we either own or lease from third parties. In isolated instances, however, in order to achieve maximum speed to market, we have leased fiber trunking capacity from third parties. We also lease conduit and pole space from utilities, carriers, local governments and transit authorities. These arrangements are generally for multi-year terms with renewal options.

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

         Network operation center. We have a network operation center in a Paris suburb, allowing centralized and integrated management of all the equipment deployed in our MANs. This center continuously monitors performance of the various pieces of transmission, and switching and routing equipment, operating systems, performance of customer transmission paths and circuits and customer premises equipment in each of the MANs.

         Third-party agreements supporting our network


         Leased inter-city network. Our leased inter-city network connects our MANs. We lease bandwidth capacity (a) from Lambdanet, a network loop linking our MANs in Paris, Strasbourg and Lille (b) from Telia, a network loop linking our MANs in Paris, Lyon, Marseille, Toulouse and Nantes and
(c) from various service providers, fiber optic capacity connecting our MANs in Paris, Lyon, Marseille, Lille, Grenoble, Toulouse, Nice, Strasbourg and Nantes.

         Interconnection and service agreements. We have several interconnection or service agreements with a range of other operators for transmission of traffic outside the reach of our local loops. We have principal national interconnection agreements with the incumbent and dominant mobile operators in France; that is, France Telecom and its affiliate Orange and SFR. We also have agreements with other national and international carriers, such as WorldCom, Inc., Telecom Developpement and Swisscom. We have developed additional physical interconnections with the incumbent public operators, at both their tandem switching centers and the end office/serving wire centers, in each of our markets. In addition, our networks have multiple interconnections with some of the major switching centers of France Telecom. In connection with our operational restructuring during the last quarter of 2001 and the first half of 2002, we terminated some of our interconnection agreements as part of our plan to concentrate our operations. Furthermore, in connection with the sale of our German operations in May 2002, we entered into reciprocal agreements for traffic termination with the purchaser of our German operations to allow us to service our French customers who have operations in Germany.


         Access agreements and rights-of-way. Our MANs were constructed primarily by digging trenches along rights-of-way obtained from local authorities. Where necessary or economically preferable to digging trenches, we secured alternative rights-of-way from highway commissions, utilities, political subdivisions, subway operators, sewer operators and others. For example, in Paris, we received approval from the city authorities to lay our fiber in the underground sewer system. This agreement enabled us to lay our fiber in a cost-effective manner, because it entailed minimal excavation of city streets as the sewer system's conduits connect to nearly all buildings in Paris.

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

         Technology supplier relationships. We entered into an agreement with Nortel Networks to supply us with equipment, including SDH, voice and data switching, internet routers, customer premise equipment, engineering services, network operations center management, inventory management, equipment installation maintenance during the initial start up phase of each market. We selected Nortel Networks to provide the core components of our MANs. We also purchased voice switching equipment from both Siemens and Nortel Networks. We have sourced network equipment from other suppliers, including SDH from Siemens, routers from Cisco Systems, DWDM system equipment from Ciena and Ethernet switches from Riverstone Networks.

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

         Voice services


         Current voice services. Through our direct connections to customers, we offer switched voice services, covering inbound and outbound calls (including local, national, international and mobile) allowing customers to dispense with the incumbent operator for all their voice services. We also provide voice services to off-net sites of on-net customers, allowing them to access our long-distance services using pre-selection. The inbound voice services we currently offer also include number portability, allowing customers to retain their number from the incumbent operators. In addition, we deliver voice value-added services, such as audio conference services, free phone services and premium-rate services (known as "800 numbers" in France and "900 numbers" in the United States).


         Planned voice services. In phase with the recent regulatory opening of the French market for higher rate premium-rate services, we are currently extending our voice services portfolio in France to include these services.

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


         o IP Virtual Private Network Services (IP VPN), allowing customers to connect all their sites and employees to their IT systems through our IP platforms and networks as if they were using their own private network.


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


         Planned data and Internet services. We plan to enhance our LAN to LAN and IP VPN services by adding more classes of services, providing customers with a network tailored to the specific quality requirements of their applications. We plan to package some of the managed services we currently supply on a tailored base, such as security services, and offer such packages as optional add-on services to our data and Internet customer base.


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

         Business, government and institutional end-users


         Initially, we primarily targeted small-sized and medium-sized businesses, because we believed that these companies would have greater flexibility to change to a new service provider and would make decisions faster than large businesses. Subsequently, we have expanded our targeted customers to include larger customers, for example multi-nationals that often have service requirements in multiple locations. As of December 31, 2001, we had 946 connected business customers, including Aventis, EADS and EDF.


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

         Carriers


         We provide carriers with high and very high capacity metropolitan links, as well as call termination, call collect and dial-up services. Our carrier customers include Swisscom, Telia, Equant and Cable and Wireless.


Sales, marketing and distribution

         Customer acquisition and retention strategy


         As of December 31, 2001, we had a sales force of 143 based in our local markets in France. As of June 30, 2002, our sales force included 159 employees. Tailored to our different target markets, our sales organization includes:


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

         o        business financial systems; and

         o        network management and maintenance.


         The core of our management information system is based on applications supplied by (a) Kenan for retail billing, (b) Intec for wholesale billing, (c) Oracle for finance applications, (d) Metasolv for customer and operations support system, (e) TCSI for mediation systems and
(f) Nortel Networks, Siemens, Cisco Systems and Hewlett-Packard for network supervision.


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


         Our billing system allows for integrated invoicing of all the products we currently offer. We offer customers different levels of detail on invoices depending on their specific requirements. All these applications are operated from our central data center in Paris.


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


         The European Union is actively stimulating competition among telecommunications providers. As a European member state, France is required to end restrictions on the entry of new telecommunications operators and adopt standardized regulations intended to promote competition. Under the new regulatory structure, public telecommunications operators can compete in local exchange services markets outside their home countries, either alone or through existing joint ventures, subject to restrictions on market concentration and anti-competitive mergers and acquisitions.


         We compete primarily on the basis of:

         o        variety of services;

         o        network coverage;

         o        network quality and service reliability;

         o        price;

         o        customer service; and

         o        accurate and detailed billing.

         Incumbent telecommunications carriers


         We compete principally with France Telecom, the incumbent public telecommunications operator in France, and to a lesser extent with other local or long distance carriers in our markets. Based on its historically exclusive market position, France Telecom has competitive advantages over new entrants including:


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


         We expect that our principal competitor will continue to be France Telecom.


         Alternative telecommunications providers and IDC operators

         We also compete with a range of operators of fiber networks and, potentially, with wireless local loop and DSL operators. These operators include WorldCom (mostly in Paris, Lyon and Strasbourg), COLT (in Paris, Lyon and Marseille) and to a lesser extent Cegetel (in a few areas mostly in Paris) and SIRIS (a member of the Deutsche Telekom group). We believe that we can effectively compete with these operators because of our networks' coverage and our local presence, and because most current competitors seeking to gain market share from France Telecom are focusing on long-distance service instead of local exchange service like us. Where competitive local exchange operators are present, they have concentrated their efforts on limited high-volume areas in and around Paris, such as the business district of La Defense.

         Wireless Local Loop (WLL) deployment in France has been limited. To date, we have not experienced significant competition from such operators. However, we expect that some WLL operators may ultimately compete with us in selected geographical areas for the low-end customer segment.

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

Regulation

              General

         As a provider of telecommunications and Internet-related services in France, we are subject to French telecommunications regulation. Furthermore, because France is a member of the European Union (the "EU"), we are affected by applicable EU regulation. We have obtained a fixed wireline license and a service license for network deployment in France. In addition to these licenses we have obtained licenses in Germany and the United Kingdom. However, as a result of our operational restructuring, which included the sale of our entire operations in Germany and the United Kingdom, we no longer operate in these countries.

         Deregulation of the telecommunications market is a relatively new phenomenon in Europe, and there is little history to guide competitive entrants. There is little history in Western Europe to provide guidance to competitive entrants concerning the independence of newly-created regulatory bodies or to demonstrate how vigorously or efficiently such bodies will adopt and enforce regulations or rules. While regulators in some European countries have been increasing their enforcement of pro-competitive policies, in some cases, regulators have relaxed regulatory requirements previously imposed on the incumbent operators. Lifting carrier obligations before solid competition has developed in a market sector could potentially harm competitors. Competition at the local level in France is still underdeveloped. Although local loop access was introduced, effective on January 2, 2001, by Regulation No. 2887/2000 of December 18, 2000 in the European Union, in practice, many technical and regulatory issues remain unresolved in most of the member states. Thus, regulatory, judicial, legislative or political considerations may prevent us from offering our services on a cost-effective basis and in a timely fashion, which may adversely affect our business.

         European Union


         The EU consists of the following member states: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom (collectively, the "Member States"). Other countries are applying for membership. EU legislation can take a number of forms. Regulations have general applications and are binding in their entirety and directly applicable in Member States. Directives are binding, but Member States may choose the form and method of implementation. If a Member State fails to effect such legislation or fails to render the provisions of EU directives effective within its national territory, the European Commission may take action against the Member State to enforce the legislation, including initiating proceedings before the European Court of Justice. Under certain circumstances, private parties also may bring actions against Member States for failures to implement such legislation.


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


Employees

         As of December 31, 2001, we had 696 employees (including 550 employees in our continuing operations), compared to 775 (including 485 employees in our continuing operations) at December 31, 2000. In 2001, in connection with our restructuring measures and our efforts to adjust our operations to foreseeable market conditions and reduce ongoing operating expenses, we made significant reductions to our workforce in the United Kingdom and Germany. These reductions were approximately 70% and 50%, respectively. Our total employee headcount continued to decrease in the beginning of 2002, in particular, as a result of the workforce reductions in Germany and the United Kingdom, the subsequent sale of our operations in these countries in May 2002, the closure of our London offices and the simplification of our corporate headquarters structure. As of August 31, 2002, we had 496 employees in our continuing operations.


         Our French employees are covered by a collective bargaining agreement governing the telecommunications industry.

Insurance coverage

         We have comprehensive construction, property, product and professional liability insurance, covering risks relating to the construction and operation of our network sites; as is customary for similar telecommunications companies. We also have liability insurance for our directors and officers and loss of revenue insurance. The main exclusions of the policies are war and willful acts.

Trademarks and trade names


         We have registered "CompleTel" as a trademark in France, Germany, the United Kingdom and selected other Western European jurisdictions. In early 2000, we entered into a differentiation agreement with a German content and telemedia services provider, restricting us from using the name CompleTel in connection with the promotion of "speech, fax and data value added telecommunications services." We are currently involved in a dispute regarding the scope of such limitation and are engaged in discussions to settle this matter. Although, at this stage, we are not in a position to predict the outcome of such discussions, we believe that this dispute would not have a material adverse effect on our marketing activity or on our financial condition or results of operations.


General corporate information


         CompleTel Europe N.V. was incorporated on December 14, 1998 as a Netherlands public company with limited liability (naamloze vennootschap), and our registered office is located at Blaak 16, 3011 TA, Rotterdam, The Netherlands. We are registered with the Trade Register of the Amsterdam Chamber of Commerce under number 34108119 and have our corporate seat at Amsterdam, The Netherlands.


         Below is a simplified organizational chart of our corporate structure as of May 1, 2002.

[Graphic Omitted]















Item 2. Properties


         Our European headquarters are located in Paris, France. We also have sales offices in each of our local markets. Our sales offices, switch and IDC sites, as well as our operations and service centers, are located in leased facilities.


         Our material properties currently under lease include our IDC sites and switch sites, as follows:


 Location                                               Size (sq. meters) Lease Expiration Date
 --------                                               ----------------- ---------------------
France:
  Aubervilliers/Paris                                               7,970 September 2012
  Grenoble                                                            637 July 2011
  Marseille                                                         1,789 February 2011
  Mundolsheim                                                         220 September 2007
  Nanterre/Paris                                                    2,638 November 2010
  Lille                                                               684 May 2011
  Lyon                                                                734 October 2011
  Nantes                                                              150 October 2012
  Nice                                                                625 November 2011
  Toulouse                                                            640 Own facilities
Germany(1):
  Essen                                                             3,028 September 2004
  Berlin                                                            2,795 November 2009
  Munich                                                            3,958 July 2004
  Nuremberg                                                         1,800 December 2004
  Hamburg                                                           1,989 August 2010
United Kingdom(2):
  London                                                            3,000 September 2020


----------------------------
(1) In connection with the sale of our German operations in May 2002, these leases have been transferred to the purchaser of those operations.
(2) In connection with the sale of our U.K. operations in May 2002, these leases have been transferred to the purchaser of those operations.


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




                                  PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


         Market Information

         The following table presents information pertaining to our equity capital as of August 1, 2002:

         Number of shares issued: . . . . . . . . . . . . . . 160,555,222(1)
         Nominal value of shares: . . . . . . . . . . . . . .  . .(euro)0.10
         Issued equity capital: . . . . . . . . . . . . . . (euro)16,055,522

--------------------
(1) Including 3,135,892 held by CompleTel Europe N.V.


         Our Ordinary shares are traded on the Premier Marche of Euronext Paris under the symbol "CTL." We voluntarily delisted our ordinary shares from the Nasdaq National Market effective May 31, 2002.

         The following table shows the amounts traded and the range of high and low closing sales prices for each month and each fiscal quarter since our initial public offering on March 27, 2000.









                                                                                       Nasdaq(2)
                                                                                       ------
                               Number
                          of Shares Traded           Capital Traded
                              Including               Including
                       Non-Market Transactions   Non-Market Transactions         High             Low
                       -----------------------   -----------------------         ----             ---
                             (millions)           (millions of euro) (1)    (U.S. dollars)   (U.S. dollars)
March 2000                                             (euro)                   23.56            19.94
2000 First Quarter                                     (euro)                   23.56            19.94
April 2000                      3.72                      193.07                22.75            15.25
May 2000                        8.64                      127.01                17.75            10.50
June 2000                       4.03                      54.13                 13.94            12.00
2000 Second Quarter                                    (euro)                   22.75            10.50
July 2000                       2 .43                     31.94                 13.38            11.13
August 2000                     5.65                      54.79                 11.38             7.94
September 2000                  6.79                      70.40                 10.87             7.13
2000 Third Quarter                                     (euro)                   13.38             7.13
October 2000                    6.04                      48.07                  8.25             5.25
November 2000                   5.77                      34.06                  7.13             3.50
December 2000                   4.60                      18.93                  4.13             3.00
2000 Fourth Quarter                                    (euro)                    8.25             3.00
January 2001                    9.15                      52.81                  6.25             3.13
February 2001                   7.38                      38.34                  6.00             3.75
March 2001                      7.69                      29.58                  4.59             2.75
2001 First Quarter                                     (euro)                    6.25             2.75
April 2001                      10.58                     29.52                  2.90             2.06
May 2001                        22.49                     89.48                  3.85             2.60
June 2001                     9.73 (3)                    31 (3)                 3.18             2.30
2001 Second Quarter                                    (euro)                    3.85             2.06
July 2001                       11.85                     28.28                  2.60             1.79
August 2001                     43.30                     73.02                  2.58             0.95
September 2001                  38.51                     25.03                  0.90             0.50
2001 Third Quarter                                     (euro)                    2.60             0.50
October 2001                    87.14                     114.46                 1.60             0.51
November 2001                   87.53                     99.65                  1.38             0.71
December 2001                   48.77                     47.18                  1.12             0.90
2001 Fourth Quarter                                    (euro)                    1.60             0.51
January 2002                    34.35                     36.53                  1.08             0.80
February 2002                   74.42                     57.95                  0.80             0.50
March 2002                     129.79                     103.96                 0.90             0.46
2002 First Quarter                                                               1.08             0.46
April 2002                      57.28                     34.09                  0.68             0.38
May 2002                       507.27                     139.23                 0.63             0.08
June 2002                      112.67                     29.22             NA(4)           NA/(4)
2002 Second Quarter                                                              0.63             0.08
July 2002                       34.54                      6.02            NA/(4)           NA/(4)


[Chart Continued]


                                                           Premier Marche of
                             Nasdaq (2)                   Euronext Paris S.A.
                             ------                       -------------------



                       High             Low              High             Low
                       ----             ---              ----             ---
                      (euro)           (euro)           (euro)           (euro)
March 2000             24.40           20.74         (euro)           (euro)
2000 First Quarter     24.40           20.74         (euro)           (euro)
April 2000             23.60           16.55            23.30            16.51
May 2000               19.38           11.58            19.50            11.00
June 2000              14.96           12.61            14.24            12.24
2000 Second Quarter    23.60           11.58            23.30            11.00
July 2000              14.27           12.04            13.75            12.23
August 2000            12.27            8.69            11.80             8.95
September 2000         12.10            8.07            12.30             8.30
2000 Third Quarter     14.27            8.07            13.75             8.30
October 2000           9.34             6.23             9.65             6.25
November 2000          8.40             4.08             8.48             3.80
December 2000          4.70             3.22             4.81             3.65
2000 Fourth Quarter    9.34             3.22             9.65             3.65
January 2001           6.61             3.29             7.10             3.40
February 2001          6.40             4.08             6.46             4.20
March 2001             4.91             3.11             4.75             2.89
2001 First Quarter     6.61             3.11             7.10             2.89
April 2001             3.23             2.34             3.19             2.31
May 2001               4.35             2.91             4.51             2.81
June 2001              3.72             2.68             3.66             2.84
2001 Second Quarter    4.35             2.34             4.51             2.31
July 2001              3.04             2.04             2.98             2.06
August 2001            2.92             1.04             3.17             1.06
September 2001         0.98             0.54             1.13             0.47
2001 Third Quarter     3.04             0.54             3.17             0.47
October 2001           1.79             0.56             1.90             0.63
November 2001          1.53             0.80             1.56             0.77
December 2001          1.26             1.01             1.37             1.01
2001 Fourth Quarter    1.79             0.56             1.90             0.63
January 2002           1.19             0.93             1.30             1.01
February 2002          0.93             0.57             0.99             0.59
March 2002             1.03             0.52             1.10             0.64
2002 First Quarter     1.19             0.52             1.30             0.59
April 2002             0.77             0.43             0.73             0.48
May 2002               0.69             0.09             0.69             0.10
June 2002          NA/(4)          NA/(4)                0.33             0.17
2002 Second Quarter    0.77             0.09             0.73             0.10
July 2002          NA/(4)          NA/(4)                0.20             0.15


Source: Euronext, Nasdaq
----------------------------

(1) The U.S. dollar transactions were accounted for using the average monthly exchange rate.

(2) The euro-equivalent of Nasdaq prices are calculated using the exchange rate in effect on the date such prices were reported on such market.


(3) These numbers take into account the transaction by which CompleTel Europe N.V. obtained 3,142,162 of its own shares in exchange for common units it held in CompleTel LLC. The amount of capital exchanged in this transaction was calculated by applying to the number of shares of CompleTel Europe N.V. obtained the average of the highest and lowest prices on the Premier Marche of Euronext Paris S.A. during the course of the month of June 2001. The amount of capital exchanged during the course of this month, without taking into account this transaction was approximately 20.79 million euro.

(4) We voluntarily delisted our ordinary shares from the Nasdaq National Market effective May 31, 2002.





Recent Sales of Unregistered Securities

         During the year ended December 31, 2001, we did not sell any securities that were not registered under the U.S. Securities Act.

Holders


         As of May 2002, we had 220 record holders of our ordinary shares. This number excludes shareholders whose shares are held through nominees, brokers or other agents.


Dividends

         We have never declared or paid any dividends. For the foreseeable future, we plan to retain our earnings, if any, to reinvest in our business. The terms of some of our existing debt facilities prevent us from paying dividends. Further, Netherlands regulations limit our ability to pay dividends from statutory capital equity.

Shares Authorized for Issuance under our 2000 Stock Option Plan


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



Number of shares to be issued upon exercise of outstanding options (a)                       7,437,274
Number of shares remaining available for future issuance under the                          11,476,416
plan (excluding shares reflected in row (a))
Number of shares issued upon the exercise of options                                             6,270
                                                                                        --------------
Aggregate number of shares available under the plan                                         18,919,960
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


Evolution of Equity Capital


         The following table shows the main transactions that have affected our equity capital since our inception.

                                             SUMMARY EVOLUTION OF EQUITY CAPITAL TABLE (1)

                                                                                           Nominal Amount
                                                                                           of Successive
                                                        Number of         Nominal           Increases in
         Year                    Operation               Shares         Face Value            Capital
         ----                    ---------               ------         ----------            -------
                                                                         ((euro))        ((euro)millions)

  2001                  Exercise of stock options                 --        --                   --
                        (2)
  November 2000         Increase in capital (2)            3,142,162        0.1                 0.3
  March 2000            Increase in capital               31,280,000        0.1                 3.1
                        (initial public offering)
  1999                  Option Plan                               --        --                   --
  1999                  Increase in capital                       --        --                   --
  November 1999         Increase in capital               20,775,915        0.1                 2.1
  February 1999         Increase in capital                7,375,000        0.1                 0.7
  January 1999          Increase in capital               73,537,325        0.1                 7.4
  1998                  Increase in capital                       --        --                   --
  December 1998         Increase in capital                       --        --                  0.05
  1998                  Increase in capital                       --        --                   --
  December 1998         Creation                          24,444,820        0.1                 2.4


[Chart Continued]


                                                    Equity
                           Number of                Capital                          Cumulated
                         Shares after                after            Issue            Issue
         Year              Operation               Operation         Premium          Premium
         ----              ---------               ---------         -------          -------
                                               ((euro)millions)  ((euro)millions) ((euro)millions)

  2001                       160,555,222              --               --              638.0

  November 2000              160,555,222  (2)        16.1             15.2             638.0
  March 2000                 157,413,060             15.8             506.3            622.8

  1999                       126,133,060             12.7             26.3             116.5
  1999                       126,133,060             12.7              2.0             90.2
  November 1999              126,133,060             12.7             39.7             88.2
  February 1999              105,357,145             10.6              3.3             48.5
  January 1999                97,982,145              9.9             43.4             45.2
  1998                        24,444,820              2.5              0.6              1.8
  December 1998               24,444,820              2.5              --               1.2
  1998                        24,444,820              2.4              1.2              1.2
  December 1998               24,444,820              2.4              --               --



(1) All share numbers reflect the five-for-one stock split we effected on February 25, 2000. For further information about the transactions specified in this table that occurred prior to our initial public offering, see footnote 1 to our consolidated financial statements.

(2) A significant number of our shares were held by CompleTel LLC. Holders of CompleTel LLC units (including some of our directors and executive officers) effectively had an indirect ownership interest in our ordinary shares held by CompleTel LLC. In late November 2000, CompleTel LLC began to redeem its units in exchange for our shares held by it. Instead of redeeming their units, some holders contributed them to us in exchange for our newly issued shares. Thus, as shown in the November 2000 row of the table, we issued an additional 3,142,162 shares, the number of our shares represented by the 3,280 units so contributed to us. These shares were recorded at
      (euro)15.6 million, the fair market value of the shares on the date of issuance. As a result of these transactions, we held exchangeable common units of CompleTel LLC, which in turn held our shares. In April and June 2001, we unravelled this cross-holding structure by exchanging the 3,280 units that we held in CompleTel LLC for 3,142,162 of our shares. 6,270 of these shares were granted to the stock option holders who exercised their options between January 1 and June 30, 2001. The remaining 3,135,892 are currently held as treasury stock that is deprived of any financial and voting rights. This treasury stock is included in the "number of shares after operation" specified in the column with such title.





Item 6. Selected Financial Data


         The following selected consolidated financial data has been derived from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our consolidated financial statements as of and for the year ended December 31, 2001 have been restated. The revisions that were applied to these financial statements are described in Note 2 to our restated consolidated annual financial statements included in this annual report. The following selected financial data reflects the effect of our discontinued operations in Germany and the United Kingdom as described in
Note 3 to our restated consolidated annual financial statements included in this report. For comparative purposes, certain amounts derived from our statement of operations for the period commencing January 8, 1998 and ending December 31, 1998 have been reclassified. The selected consolidated financial data set forth below is qualified by reference to, and should be read in conjunction with, our consolidated financial statements and notes thereto and also with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                                                                        Commencement of
                                                                                          operations
         Statement of             Year ended        Year ended        Year ended          (January 8,
          operations             December 31,      December 31,      December 31,          1998) to
             data:                   2001              2000              1999          December 31, 1998
                                  (restated)

                                        (euro, in thousands, except share and per share amounts)

Revenue........................  (euro) 75,939     (euro) 22,951      (euro) 1,903              (euro) -
Operating
expenses:
Network costs..................         66,131            23,162             1,818                     -
Selling, general and
administrative.................         61,863            49,839            23,916                 3,754
Allocated costs from an
affiliate......................          5,402            12,090             6,195                 2,551

Non-cash compensation charges..          2,844            55,397               634                   164
Depreciation and amortization..         28,520            14,472             3,600                    40
Restructuring, impairment and
other charges..................          6,049                 -                 -                     -
                                     ----------         ---------         ---------              --------
Total operating
expenses.......................        170,809           154,960            36,163                 6,509
                                     ----------         ---------         ---------              --------
Operating loss.................        (94,870)         (132,009)          (34,260)               (6,509)
                                     ----------         ---------         ---------              --------
Other income (expense):

Interest
income..........................        12,728            22,186             2,388                     -
Interest expense, net of
capitalized
interest........................       (29,485)          (28,968)           (7,887)                    -
Foreign exchange loss and
other expense...................        (8,173)          (18,806)           (2,367)                    -
                                     ----------         ---------         ---------              --------
Total other income
(expense)........................      (24,930)          (25,588)           (7,866)                    -
Net loss from continuing
operations.......................     (119,800)         (157,597)          (42,126)               (6,509)
Discontinued
operations:
Loss from discontinued
operations.......................     (225,417)          (43,681)           (7,664)                    -
Loss before extraordinary item
and cumulative effect
of change in accounting
principle.................            (345,217)         (201,278)          (49,790)               (6,509)
Extraordinary item - Gain
on early extinguishment of
debt............................        46,168             1,053                 -                     -

Cumulative effect of change in
accounting
principle.......................             -              (263)                 -                    -
                                     ----------         ---------         ---------              --------
Net
Loss............................(euro)(299,049)   (euro)(200,488)    (euro)(49,790)         (euro)(6,509)
                                     ==========         =========         =========              =========
Basic and diluted loss
per ordinary
share......................... (euro)   (1.90)      (euro) (1.34)     (euro) (0.50)         (euro) (0.27)
                                     ==========         =========         =========              =========
Weighted average number of
ordinary shares
outstanding..................     157,417,898        149,806,721        99,056,060            24,444,820
                                  ===========          =========        ==========            ==========



                               As of           As of            As of            As of
                            December 31,    December 31,    December 31,     December 31,
                                2001            2000            1999             1998
                                                (euro, in thousands)
Balance sheet data:
Cash and cash equivalents
                           (euro)81,613  (euro)361,698    (euro)57,115       (euro)1,472
Short-term investments,
restricted...............        16,694         28,030              --                --
Non-current investments,
restricted...............         8,085         41,709              --                --
Property and equipment,
net......................       277,807        298,623           91,946            2,888
Total assets.............       455,990        824,781          176,208            6,741
Long-term debt...........       227,735        280,597           79,596               --
Total liabilities........       334,074        408,821          133,137           11,923
Total shareholders'
equity (deficit).........       121,916        415,960           43,071          (5,182)



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview


         General

         We have restated our previously audited consolidated annual financial statements that were included in our Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the U.S. Securities and Exchange Commission on April 1, 2002. The revisions applied to our financial statements are described in Note 2 to our consolidated financial statements included in this report. Principally, these revisions include the reclassification from restructuring, impairment and other charges to selling, general and administrative expenses of (i) approximately (euro)1.7 million associated with the repayment in 2001 of certain loans made to senior employees and (ii) approximately (euro)1.4 million associated with the grant of an incentive bonus (structured as a forgivable loan) to our former Chief Executive Officer. These expenses are more fully described in Note 4 to our consolidated financial statements.

         Furthermore, we have amended our consolidated financial statements to clarify or expand disclosure in the notes to these financial statements, including in Note 2, under the captions "Network Equipment" and "Revenue Recognition;" in Note 7, under the caption "Legal Proceedings;" in Note 9, by the inclusion of expanded segment data; and in Note 11, by the inclusion of expanded disclosure regarding impairment, restructuring and other charges. In addition, in connection with the sale of our German and U.K. operations in May 2002 (see Note 3), we have restated our financial statements to report these operations' results in discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." Unless indicated otherwise, the following discussion refers only to our consolidated financial statements, as amended, and not to our previously filed financial statements. In particular, operating results presented in the following discussion are the operating results of our continuing operations in France. The operating results of our German and U.K. operations are included in discontinued operations for all periods presented.

         Our Business and Financial Condition

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


         We have generated operating losses and negative cash flow from our operating activities to date, and we expect to continue to experience operating losses and negative cash flows from operations until we establish a sufficient revenue-generating customer base. We are experiencing growth in our core retail activity in France, and believe that this trend will continue. However, during 2001 and the beginning of 2002, we observed signs of general weakness in the European markets for carrier and dial-up Internet access and Internet data center services. In light of these adverse market conditions, we have implemented reorganization and restructuring measures to adjust our operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, in the last quarter of 2001, we implemented a major downsizing of our German operations in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). This restructuring significantly reduced our operating expenses and capital outlays. Further, in April 2002, in connection with our planned recapitalization as described below, we decided to sell our entire German operations. We completed this sale in early May 2002. In addition, faced with a significant downturn in the web hosting market, linked to the collapse of the ".com" market and installed hosting overcapacity in Europe, we decided to scale down the Internet data centers operations we had launched in France, Germany and the United Kingdom. In France, we decided to integrate these activities with our retail businesses, while in Germany and the United Kingdom, we have exited these markets by selling our entire operations in these countries in May 2002.

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

         Our Recapitalization Plan

         On May 15, 2002, we signed an agreement (the "Restructuring Agreement") in support of a recapitalization plan (the "Recapitalization") with an ad hoc committee of holders of our 14% senior discount notes due 2009 and 14% senior notes due 2010 (collectively, the "Notes"), constituting over 75% of our outstanding Notes and with Meritage Private Equity Funds ("Meritage") and DeGeorge Telcom Holdings ("DeGeorge Telcom"), two of our principal shareholders. The Recapitalization will involve:

         o        a debt for equity swap in respect of our outstanding
                  Notes,

         o the return to the holders of the senior notes due 2010 of the outstanding balance in the escrow account established to provide funds for interest payments on these senior notes, and

         o equity investments at the close of the Recapitalization of approximately(euro)42.8 million in the aggregate.

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

         Exchange of the Notes for Convertible Preferred B shares and Ordinary shares. The outstanding Notes will be exchanged for Convertible Preferred B shares and Ordinary shares together representing approximately 39% of our share capital that we estimate would be outstanding at the close of the Recapitalization (excluding the C shares described below). Pursuant to the terms of our 14% senior notes due 2010, the outstanding balance in the escrow account established to provide funds for interest payments on those notes (approximately (euro)16.8 million) was distributed to holders of those notes in September 2002.

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

         We will pay a dividend equal to 11% per annum, compounded quarterly, calculated over an amount of (euro)2,010.00 per share to the holders of Convertible Preferred A shares and Convertible Preferred B shares during the period commencing July 1, 2004, and until their cancellation or conversion in accordance with their terms. Assuming 21,313 Convertible Preferred A shares and 14,926 Convertible Preferred B shares are issued (that is, after giving effect to the investment of (euro)42.8 million in equity investments that we anticipate receiving at the closing of our Recapitalization, and after giving effect to the intended 100-to-one reverse split of the Preferred shares) and that none of the Convertible Preferred A shares and Convertible Preferred B shares are converted or cancelled prior to July 1, 2004, the aggregate annual dividend payable in respect of the Convertible Preferred A shares and Convertible Preferred B shares would be approximately (euro)8.3 million commencing in 2005.

         In accordance with their respective terms, in the event of a liquidation of our holding company, CompleTel Europe N.V., the Convertible Preferred A shares will rank senior to the Convertible Preferred B shares, which, will rank senior to our Ordinary shares. In addition, upon liquidation, the Convertible Preferred A shares and Convertible Preferred B shares will be entitled to receive, prior to any distribution in respect of the Ordinary shares, an amount in cash equal to (euro)2010.00 per share (after giving effect to our intended reverse share splits), or approximately (euro)72.8 million in the aggregate. Furthermore, on August 20, 2002, the extraordinary general meeting of our shareholders adopted a resolution to authorize the redemption, on July 1, 2007, of all of the Convertible Preferred A shares and Convertible Preferred B shares to be issued as part of the Recapitalization, in accordance with their terms. Upon the redemption of the Preferred shares, their holders will be entitled to receive a redemption value of (euro)6,030.00 per share (after giving effect to the 100-to-one reverse split of the Preferred shares). If at such time we do not have access to sufficient funds to redeem all the then outstanding Preferred shares, the holders of Convertible Preferred A shares shall have the right to receive (euro)2,010.00 per share. After we similarly pay the holders of Convertible Preferred B shares, we will distribute any remaining surplus proportionally to the holders of Convertible Preferred A shares and Convertible Preferred B shares up to the remaining balance of (euro)4,020.00 per share. Assuming 21,313 Convertible Preferred A shares and 14,926 Convertible Preferred B shares are issued (after giving effect to the 100-to-one reverse split of the Preferred shares) and that none of the Convertible Preferred A shares and Convertible Preferred B shares are converted prior to the redemption date, the aggregate redemption value due on the Convertible Preferred A shares and Convertible Preferred B shares would be approximately (euro)218.5 million.

         Potential additional equity investment. The Restructuring Agreement also contemplates that up to an additional (euro)3.3 million may be invested in the form of the exercise of warrants for Ordinary shares (which warrants are to be issued to our existing shareholders), and that up to (euro)1.0 million may be invested by our management and senior employees in return for the issuance of Convertible Preferred A shares and Ordinary shares. In the event that warrants expire unexercised, we have undertaken to make the Ordinary shares underlying those warrants available for subscription by the holders of our Convertible Preferred A Shares and Convertible Preferred B Shares. We have received a commitment from an institutional investor to take up approximately 51% of these subscription rights, if they are offered.

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

         Conditions.  The completion of the Recapitalization is subject to, among other things:

         o the approval of the Recapitalization by our existing shareholders, which approval took place at the extraordinary general meeting of our shareholders held on August 20, 2002;

         o the approval of at least 75% of our admitted creditors, by value, which approval took place at the meeting of creditors held on June 24, 2002;

         o the final sanction of the Dutch courts, which occurred on September 4, 2002;

         o the closure or sale of our operations outside of France, which occurred in May 2002; and

         o        other customary conditions.

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


         o Voice services. We derive substantially all our voice revenue from the switched voice communications services we provide to customers directly connected to our network through our owned fiber and leased lines. A small portion of our voice revenue is derived, however, from off-net sites of customers who are otherwise connected to our network, or, from customers awaiting completion of their connection to our network. Voice revenue is based primarily on traffic minutes billed. For the years ended December 31, 2001, 2000 and 1999 revenue from voice products accounted for(euro)29.1 million,(euro)6.9 million and(euro)0.3 million, or approximately 38%, 30% and 16% of our total revenue, respectively.

         o Data and Internet services. We derive revenue from the local dedicated access and private line services we provide customers for data connections over our MANs. This revenue is based primarily on transmission capacity provided on intra-city dedicated assess, inter-city dedicated access, or IP VPN services. We also derive revenue by providing high-capacity Internet access and related Internet services in each of the areas in which our MANs operate. For the years ended December 31, 2001, 2000 and 1999 revenue from these services accounted for(euro)9.9 million, (euro)2.1 million and(euro)0.4 million, or approximately 13%, 9% and 21%, of our total revenue, respectively.


         Wholesale services.


         We derive revenue by providing data transmission capacity and traffic termination services to other carriers, as well as dial-up Internet access to our Internet Service Provider customers.

         o Carrier and termination services. We derive revenue from the services we provide to other telecommunications service providers that require local connection to their end-customers, transmission capacity to support gaps in their networks, additional capacity or alternate routing, or do not have their own transmission facilities. We also terminate traffic for other operators. This revenue, which is based primarily on transmission capacity provided and traffic minutes terminated, accounted for(euro)8.9 million,(euro)3.7 million and(euro)0.4 million for the years ended December 31, 2001, 2000 and 1999 or approximately 12%, 16% and 21% of our total revenue, respectively. We expect revenue from carrier and termination services to represent a decreasing portion of our total revenue.

         o Internet dial-up. We also derive revenue from dial-up Internet access to our ISP customers delivering the traffic and plan to continue to do so in France. This revenue, which is based primarily on traffic minutes, accounted for (euro)26.2 million, (euro)7.9 million and
                  (euro)0.8 million for the years ended December 31, 2001, 2000 and 1999 or approximately 34%, 34% and 42%, respectively, of our total revenues.


          Internet data centers, web hosting, Internet access and other Internet-related services


         We derive a small portion of our revenue from the web hosting, Internet access and other value-added Internet services we provide at our Internet data centers. We also offer web site creation and maintenance services as well as miscellaneous dial-up services to certain of our Internet data centers customers. Revenue from our Internet data centers, web hosting, Internet access and other Internet-related services accounted for (euro)1.9 million and (euro)2.4 million for the years ended December 31, 2001 and 2000, respectively, or 3% and 11% of our total revenue from our continuing operations in those years. We did not report any revenue from our Internet data centers, web hosting, Internet access and other Internet-related services during the year ended December 31, 1999. We expect revenue from our Internet data centers, web hosting, Internet access and other Internet-related services to remain a small portion of our total revenue.

         As of December 31, 2001, we had commercially launched services in nine areas in France (including Nantes, launched on May 16, 2001 and Strasbourg, which was added following the completion of the acquisition of Estel S.A. in late May 2001).

         Our three, five and ten largest customer in France generated approximately 19%, 22% and 29% of our revenue for the year ended December 31, 2001, respectively. These customers include Tiscali/Liberty Surf, which generated slightly over 14% of our total revenue for the year. For the year ended December 31, 2000, our three, five and ten largest customers in France and Germany generated approximately 21%, 26% and 35%, respectively, of our revenue, including Tiscali/Liberty Surf, which generated slightly more than 10% of our total revenue for 2000.


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


         We have a large, locally-based, direct sales force in our local markets, and a national account team to service multiple location customers and key account executives. As of December 31, 2001, we had 550 employees in our continuing operations, compared to 485 as of December 31, 2000. As of June 30, 2002, we had 496 employees in our continuing operations.


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


         Non-cash compensation charges


         We incur stock-based compensation expense under our fixed stock option plan based on the deferred compensation recorded on the date of grant. In addition, based upon their value as determined at the time of our initial public offering, we recorded compensation expense and deferred compensation for performance-based vesting units that did not vest as a result of the initial public offering of our Ordinary shares but may vest upon a qualified sale by Madison Dearborn Partners, one of our initial investors, or in May 2005. The deferred compensation is being amortized to expense over the remaining vesting period to May 18, 2005 (the deemed vesting date if vesting does not occur earlier upon a qualified sale by Madison Dearborn Partners). We also record compensation expense and deferred compensation for certain time vesting units that vest at various times throughout the year, and that will be all vested by November 2002. For accounting purposes, we record such non-cash compensation charges as a deemed capital contribution with an offsetting entry to deferred compensation. Deferred compensation is amortized to expense over the vesting period of the units. The non-cash compensation charges are attributable to employees whose salary and benefits were otherwise classified as selling, general and administrative expenses.


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

         Foreign exchange loss and other expense


         Our revenue, operating expenses, capital expenditures, assets and liabilities are, for the most part, denominated in euro, which became our functional and reporting currency effective January 1, 2000. We invest all excess cash in euro-denominated accounts. We are currently exposed to changes in currency exchange rates primarily due to our 14% senior discount notes due 2009. These notes currently expose us to exchange rate fluctuations as the payment of principal and interest on these notes will be made in U.S. dollars, while a substantial portion of our future cash flow used to service these payments will be denominated in other currencies, primarily the euro. Assuming we complete our Recapitalization, as described above, these notes will be exchanged into Ordinary shares and Convertible Preferred B shares. We believe that after the completion of our Recapitalization our exposure to exchange rate risks will be immaterial.

         Discontinued operations

         In May 2002, we disposed of our German and U.K. operations in their entirety. In accordance with SFAS 144, we have restated our financial statements for the years ended December 31, 2001, 2000 and 1999 to report the results of these operations in discontinued operations.


Results of operations

Year ended December 31, 2001 compared to year ended December 31, 2000

         Revenue


         Revenue for the year ended December 31, 2001 increased to
(euro)75.9 million, compared to approximately (euro)23.0 million for the year ended December 31, 2000. We attribute these increases in revenue to our overall growth resulting from the continued implementation of our business plan and the rapid deployment of our networks. Specifically, the increase resulted from the steady growth of our customer base to 946 customers as of December 31, 2002, an increase in traffic over our networks, which totaled 2.9 billion minutes in 2001, and a heightened demand for services from existing customers.

         For the year ended December 31, 2001, revenue from retail services totaled (euro)39.0 million (or 51% of our total revenue); revenue from wholesale services totaled (euro)35.0 million (or 46% of our total revenue); and revenue from Internet data centers, web hosting and other Internet-related services totaled (euro)1.9 million (or 3% of our total revenue). For the year ended December 31, 2000, revenue from retail services totaled (euro)8.9 million (39% of total revenue), revenue from wholesale services totaled (euro)11.7 million (51% of total revenue), and revenue from Internet data centers, web hosting and other Internet-related services totaled (euro)2.4 million (10% of total revenue).


         Operating expenses

         Network costs


         Our network costs for the year ended December 31, 2001 increased to approximately (euro)66.1 million, from (euro)23.2 million for the year ended December 31, 2000. This increase resulted primarily from the continued deployment of our networks and the associated costs of establishing interconnection and leasing arrangements. The increase also resulted from increased customer traffic, which resulted in higher interconnection payments, primarily to France Telecom.


         Selling, general and administrative expenses


         For the year ended December 31, 2001, selling, general and administrative expenses totaled approximately (euro)61.9 million, compared to approximately (euro)49.8 million for the year ended December 31, 2000. This increase primarily resulted from the growth in the number of personnel and the expenses related to wages and salaries in the first three quarters of 2001. The increase in selling, general and administrative expenses is also attributable to an increase from (euro)0.7 million to (euro)1.5 million in our provision for doubtful receivables primarily relating to trade receivables attributable to ISP and carrier customers. During the year ended December 31, 2001, several of our ISP and carrier customers entered into bankruptcy proceedings or faced financial difficulties resulting in receivables from these customers being outstanding for more than 90 days. Accordingly, we recognized a provision for these customers in accordance with our accounts receivable allowance policy. In response to this problem, we have expanded the credit and business checks we perform on new customers in order to minimize collection risk.

         Selling, general and administrative expenses for the year ended December 31, 2001 also include an expense of approximately (euro)1.7 million associated with our repayment of loans made by a commercial bank to certain senior employees and an expense of approximately (euro)1.4 million associated with an incentive bonus (structured as a forgivable loan) granted to our former Chief Executive Officer, Timothy Samples. These expenses are described more fully in Note 4 to our consolidated financial statements (Related Party Transactions).

         As a percentage of our total revenue, selling, general and administrative expenses represented 81% of our total revenue for the year ended December 31, 2001, compared to 217% for the year ended December 31, 2000. We expect our selling, general and administrative expenses as a percentage of our total revenue to continue to decrease in future periods, as our revenue increases and our restructuring and other cost saving measures continue to take effect.


         Allocated costs from an affiliate


         For the year ended December 31, 2001, we recorded approximately
(euro)5.4 million of allocated costs from an affiliate, compared with approximately (euro)12.1 million for the year ended December 31, 2000. This decrease is the direct result of reduced personnel, legal and accounting costs allocated from CableTel Management, Inc.


         Non-cash compensation charges


         We incurred non-cash stock-based compensation expense of approximately (euro)7.4 million under our fixed stock option plan for the year ended December 31, 2001. This amount was based on deferred compensation at the date of grant totaling approximately (euro)25.1 million. Additionally, we recorded a compensation credit of approximately
(euro)4.2 million, based on the closing price per share on December 31, 2001 related to our performance vesting and time vesting shares. The non-cash compensation charges are attributable to employees whose salary and benefits were otherwise classified within selling, general and administrative expenses.


         Depreciation and amortization


         Depreciation and amortization increased to approximately
(euro)28.5 million for the year ended December 31, 2001, from approximately
(euro)14.5 million for the year ended December 31, 2000. The majority of this increase resulted from the build-out of our MANs.


         Restructuring, impairment and other charges


         In connection with our restructuring efforts during the second half of 2001, we recognized approximately (euro)164.5 million in restructuring and impairment charges. As discussed below, the impairment charge and the restructuring charges that relate to our former operations in Germany and the United Kingdom are reported in discontinued operations in our consolidated statement of operations (see Note 3, Discontinued Operations, to our consolidated financial statements).



         These charges consist of the following (in millions):


Write-down of German and United Kingdom assets....................  (euro)142.7
Write-down of materials and supplies..............................          6.0
Restructuring charges(1)..........................................         15.8
Total.............................................................  (euro)164.5
                                                                    ===========

         --------------------------------------


(1) Includes (euro)6.0 million of restructuring charges recognized by our holding company, CompleTel Europe and our French operations and reflected in loss from continuing operations in our consolidated statements of operations.


         Impairment charges

         In light of adverse market conditions and our efforts to reduce our ongoing operating expenses and capital outlays, in the fourth quarter of 2001 we decided to significantly scale-back our operations in Germany and exit the market in the United Kingdom. As a result of this decision, and in light of the adverse conditions in these markets, we determined, in accordance with our policy relating to recoverability of long-lived assets, that we were unlikely to recover our investment in these assets (whether by utilizing these assets in our business or through disposition) and thus, that the values of our German and U.K. assets (comprising network property and equipment, including switches, network plant, customer access equipment and operational support systems) were impaired as of December 31, 2001. Accordingly, we recorded total charges of (euro)142.7 million to write-down the carrying values of these assets to their estimated fair market values using a discounted cash flow approach. These charges are reflected in loss from discontinued operations in our consolidated statements of operations.

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

         The restructuring charges can be detailed as follows (in thousands):


                                                                                          Europe HQ
                                                                                             and
                                        France         Germany(5)         UK(5)             other            Total
                                        ------         ----------         -----           ---------          -----
Severance (1)                          (euro)1,151       (euro)2,399      (euro)527         (euro)603    (euro)4,680
Facilities and Network (2)                   1,558             5,194            992                 -          7,744
Other (3)                                       20               601             50             2,694          3,365
                                    ----------------   -------------  --------------            -----  -------------
                                             2,729             8,194          1,569             3,297         15,789
Paid during 2001                             1,025             2,251            546             2,228          6,050
                                    --------------      ------------  -------------             -----   ------------

Accrual balance,
 December 31, 2001 (4)                (euro)1,704        (euro)5,943    (euro)1,023       (euro)1,069    (euro)9,739
                                     =============      ============   ============  ================   ============

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



         The following table details the number of employees involved in the restructuring:

                                      Total number of employees to be        Total number of employees terminated
                                      terminated                             as of December 31, 2001
                                      -------------------------------------- ---------------------------------------
        France                                       144                                       122
        Germany                                      231                                       220
        UK                                            33                                        33
        Europe HQ and other                           21                                        15
                                      -------------------------------------- ---------------------------------------
        Total                                        429                                       390
                                      ====================================== =======================================

         Other income and expense


         We recorded interest income of approximately (euro)12.8 million during the year ended December 31, 2001, compared to (euro)22.2 million for the year ended December 31, 2000. This decrease is the direct result of lower cash and cash equivalents balances in 2001 compared to 2000.


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

         Foreign exchange gain (loss) and other expense


         For the year ended December 31, 2001, we recorded foreign exchange loss and other expenses of (euro)8.2 million, compared to (euro)18.8 million in foreign exchange loss and other expenses in the year ended December 31, 2000. The foreign exchange loss and other expenses in the year ended December 31, 2001 resulted primarily from an unrealized foreign exchange loss related to our dollar-denominated senior discount notes due 2009. The foreign exchange loss in 2000 is attributable primarily to the requirement that we invest the cash we raised in our debt and equity offerings in U.S. treasury bills, pending receipt of an exemption from regulations under the Investment Company Act of 1940. We received that exemption in August 2000.

         Loss from discontinued operations

         For the year ended December 31, 2001, we recorded a loss of
(euro)225.4 million from discontinued operations, reflecting write-down of the carrying values of our Germany and U.K. assets in connection with our decision, in the fourth quarter of 2001, to significantly scale-back our operations in Germany and exit the market in the United Kingdom. We sold our German operations on May 10, 2002 and our U.K. operations on May 15, 2002.

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


         France

         As further described above, in France, we had revenue of approximately (euro)75.9 million for the year ended December 31, 2001, compared to approximately (euro)22.9 million for 2000.

         Operating expenses, excluding non-cash compensation charges and restructuring, impairment and other charges, in France totaled approximately (euro)109.4 million for the year ended December 31, 2001, compared to approximately (euro)77.8 million for 2000. This increase is primarily a result of increased network costs associated with the growth in our connected customer base and an increase in French employees to 467 at December 31, 2001, from 433 as of December 31, 2000. Additionally, depreciation and amortization in France increased as a result of the build-out of our MANs in France.

         Adjusted EBITDA in France for the year ended December 31, 2001 totaled negative (euro)33.5 million, compared to negative (euro)54.9 million in 2000. This improvement reflected the increase in revenue, which was only partially offset by the increase in operating expenses as we achieved greater operating efficiencies.

         Germany

         In Germany, we had revenue of approximately (euro)18.5 million for the year ended December 31, 2001, compared to (euro)3.0 million for 2000. As of December 31, 2001, we had over 224 connected customers in Germany and carried over 300 million minutes of use in Germany during 2001. Revenue from our Internet data centers, web hosting and other Internet-related services cumulatively generated 7.0% of our revenue in Germany for the year ended December 31, 2001. In May 2002, we sold our German operations to a third party.

         Operating expenses, excluding non-cash compensation charges and restructuring, impairment and other charges, in Germany totaled approximately (euro)44.8 million for the year ended December 31, 2001, compared to approximately (euro)35.3 million for 2000. This increase is primarily a result of increased network costs associated with the growth in our connected customer base and an increase in the number of our German employees during the year, prior to our restructuring efforts. The number of employees in Germany peaked at 339 in the 2001 prior to our restructuring efforts. Additionally, depreciation and amortization in Germany increased as a result of the build-out of our MANs in our German markets.

         Adjusted EBITDA in Germany for the year ended December 31, 2001 totaled negative (euro)26.3 million, compared to negative (euro)32.3 million in 2000. Adjusted EBITDA excludes certain operating expenses that we believe are of a non-recurring nature. In particular, we have excluded from the computation of Adjusted EBITDA for 2001 impairment charges of approximately (euro)130.3 million and restructuring charges of approximately (euro)8.2 discussed above under "Operating expenses--Restructuring, impairment and other charges." The improvement in comparison to 2000 reflected the increased revenue from these operations, as well as the restructuring measures we implemented during the second half of 2001, which caused operating expenses to increase at a lower rate.

         The United Kingdom

         In the United Kingdom, we had revenue of approximately (euro)3.5 million for the year ended December 31, 2001, compared to approximately
(euro)5.6 million for 2000. In May 2002, we sold our U.K. operations to a third party.

         Operating expenses, excluding non-cash compensation charges and restructuring, impairment and other charges, in the United Kingdom totaled approximately (euro)12.2 million for the year ended December 31, 2001, compared to approximately (euro)10.4 million for 2000. This increase is primarily a result of increased costs associated with the growth in our data center customer base and increased selling, general and administrative expenses prior to our decision to restructure our United Kingdom business in the second quarter of 2001.

         Adjusted EBITDA in the United Kingdom for the year ended December 31, 2001 totaled negative (euro)8.7 million, compared to negative (euro)4.8 million in 2000. Adjusted EBITDA excludes certain operating expenses that we believe are of a non-recurring nature. In particular, we have excluded from the computation of Adjusted EBITDA for 2001 impairment charges of approximately (euro)12.4 million and restructuring charges of approximately
(euro)1.6 million discussed above under "Operating expenses--Restructuring, impairment and other charges." The increase in negative Adjusted EBITDA for 2001 was primarily due to the high selling, general and administrative expenses we incurred in connection with our efforts to expand our customer base in the United Kingdom prior to our decision to restructure our U.K. operations in the second quarter of 2001 and decreased revenue resulting from our decision to restructure these operations and exit the U.K. market.

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


                  Excluding the effect of SAB 101, our total revenue was approximately (euro)24.0 million for the year ended December 31, 2000, an increase of (euro)22.1 million from (euro)1.9 million for the year ended December 31, 1999. As adjusted for SAB 101, our revenue was (euro)23.0 million for the year ended December 31, 2000, compared to (euro)1.9 million in 1999. We attribute this increase in revenue to the steady growth of revenue from retail customers in the seven French areas in which our MANs were operating and the increase in our total customer base to 787 customers as of December 31, 2000. The increase in our customer base and traffic resulted in a total of 671 million minutes of use carried over our networks.

         For the year ended December 31, 2000, revenue from retail services totaled (euro)8.9 million (or 39% of our total revenue); revenue from wholesale services totaled (euro)11.7 million (51% of our total revenue); and revenue from Internet data centers, web hosting and other Internet-related services totaled (euro)2.4 million (or 10% of our total revenue).


         Operating expenses

         Network costs

         Our network costs for the year ended December 31, 2000 increased to approximately (euro)23.2 million from (euro)1.8 million for the previous year. This increase resulted primarily from the continued deployment of our networks in France and the associated costs of establishing interconnection and leasing arrangements. Additionally, the increase reflected increased customer traffic, which resulted in higher interconnection payments to France Telecom and other operators.

         Selling, general and administrative expenses


         For the year ended December 31, 2000, selling, general and administrative expenses totaled approximately (euro)49.8 million, compared to approximately (euro)23.9 million for the year ended December 31, 1999. This increase resulted primarily from the rapid growth in the number of personnel in France from 253, as of December 31, 1999, to 433, as of December 31, 2000, and the related increase in wage and salary expense, as well as our heavy reliance throughout that year on external consultants for management information system implementation. Additionally, the increase reflected administrative and start-up costs associated with the launches of our Internet data centers facilities.


         Allocated costs from an affiliate

         For the year ended December 31, 2000, we recorded approximately
(euro)12.1 million of costs allocated from an affiliate, compared with approximately (euro)6.2 million for the year ended December 31, 1999. This increase was primarily a result of increased personnel, legal and accounting costs allocated from CableTel Management, Inc.

         Non-cash compensation charges

         We incurred amortization of stock-based compensation expense of approximately (euro)3.0 million under our fixed stock option plan for the year ended December 31, 2000. This amount was based on deferred compensation at the date of grant totaling approximately (euro)25.1 million.

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

         Depreciation and amortization


         Depreciation and amortization increased to approximately
(euro)14.5 million for the year ended December 31, 2000, from approximately
(euro)3.6 million for the previous year. The majority of this increase resulted from the build-out of our MANs. We started recording network depreciation during the quarter ended June 30, 1999, when we initiated network services.


         Other income and expense


         During the year ended December 31, 2000, we had interest income of approximately (euro)22.2 million, compared with interest income of approximately (euro)2.4 million for the year ended December 31, 1999. The increase is the result of the investment of our IPO proceeds and proceeds from our senior notes due 2010.


         During the year ended December 31, 2000, we incurred interest expense of approximately (euro)29.0 million, net of approximately
(euro)10.1 million of capitalized interest. For the year ended December 31, 1999, interest expense totaled approximately (euro)7.9 million, net of capitalized interest of approximately (euro)1.4 million. The interest expense recorded is the cash interest due on our senior notes due 2010, the accretion of our senior discount notes due 2009 and the amortization of deferred financing costs.

         Foreign exchange loss and other expense


         For the year ended December 31, 2000, we recorded an (euro)18.8 million foreign exchange loss. The foreign exchange loss in 2000 is attributable primarily to the requirement that we invest the cash proceeds of our debt and equity offerings in U.S. treasury bills, pending receipt of an exemption from regulations under the Investment Company Act of 1940. We received that exemption in August 2000. Additionally, we also recorded an unrealized foreign exchange loss of (euro)5.0 million related to our U.S. dollar-denominated senior discount notes.

         Loss from discontinued operations

         For the year ended December 31, 2000, we recorded a loss of
(euro)43.7 million from our discontinued operations in Germany and the United Kingdom, compared to a loss of (euro)7.7 in the year ended December 31, 1999. This increase was primarily attributable to increased costs associated with the increase in the employee headcount in these countries and to significant network costs associated with the growth of our customer base in Germany in 2000.

         Segment information

         General

         In May 2002, we disposed of our German and U.K operations in their entirety. In accordance with SFAS 144, the results of these disposed operations are reported in our consolidated financial statements in discontinued operations (see Note 3 to our consolidated financial statements).

         France

         As discussed above in France, we had revenue of approximately
(euro)23.0 million for the year ended December 31, 2000, compared to approximately (euro)1.9 million for the year ended December 31, 1999.

         Operating expenses, excluding non-cash compensation charges, in France totaled approximately (euro)77.8 million for the year ended December 31, 2000, compared to approximately (euro)29.1 million for 1999. This increase is primarily a result of increased network costs associated with the growth in our connected customer base and an increase in French employees to 433 as of December 31, 2000, from 253 as of December 31, 1999. Additionally, depreciation and amortization in France increased as a result of the build-out of our MANs in our French markets.

         Adjusted EBITDA in France for the year ended December 31, 2000 totaled negative (euro)54.9 million, compared to negative (euro)27.2 million in 1999. This increase was primarily the result of high network costs associated with the growth of our customer base and the increase in selling, general and administrative expenses associated with the growth in our employee headcount discussed above.

         Germany

         In Germany, we had revenue of approximately (euro)2.9 million for the year ended December 31, 2000, compared to no revenue for the year ended December 31, 1999. The increase in revenue in Germany resulted from the fact that we did not begin to carry traffic on our MANs in Germany until November 1999. As of December 31, 2000, we had approximately 110 signed customers in Germany and carried over 44 million minutes of use in Germany. Additionally, revenue from our Internet data centers, web hosting and other Internet-related services cumulatively generated 10% of our revenue in Germany for the year ended December 31, 2000.

         Operating expenses, excluding non-cash compensation charges, in Germany totaled approximately (euro)35.3 million for the year ended December 31, 2000, compared to approximately (euro)5.3 million for 1999. This increase is primarily a result of increased network costs associated with the growth in our connected customer base and the development of our MANs in Germany. During this period, selling, general and administrative expenses increased because of the hiring of additional employees. Total headcount in Germany increased to 213 employees as of December 31, 2000, from 49 employees as of December 31, 1999. Additionally, depreciation and amortization in Germany increased as a result of the build-out of our MANs in our German markets.

         Adjusted EBITDA in Germany for the year ended December 31, 2000 totaled negative (euro)32.3 million, compared to negative (euro)5.3 million in 1999. The primary reasons for this increase were the high network costs and the high selling, general and administrative expenses we incurred in our efforts to penetrate this market.

         The United Kingdom

         In the United Kingdom, we had revenue of approximately (euro)5.6 million for the year ended December 31, 2000, compared to approximately
(euro)1.0 million for the year ended December 31, 1999. Revenue derived from our Internet data center in London, our web hosting and other Internet-related services, represented 64% of revenue in the United Kingdom for the year ended December 31, 2000. Miscellaneous dial-up services contributed (euro)2.0 million, which represented 36% of our revenue in the United Kingdom in 2000.

         Operating expenses, excluding non-cash compensation charges, in the United Kingdom totaled approximately (euro)10.4 million for the year ended December 31, 2000, compared to approximately (euro)2.3 million for 1999. This increase is primarily a result of the acquisition of the iPcenta business and the increase in selling, general and administrative expenses associated with anticipated growth in that market.

         Adjusted EBITDA in the United Kingdom for the year ended December 31, 2000 was negative (euro)4.8 million, compared to negative (euro)1.3 million in 1999. This increase was primarily the result of a sharp increase in selling, general and administrative expenses associated with the growth in our employee headcount during the year as a result of our acquisition of the iPcenta business.


Statements of Cash Flows

         We had cash and cash equivalents of approximately (euro)81.6 million as of December 31, 2001, a decrease of (euro)280.1 from approximately (euro)361.7 million as of December 31, 2000. Additionally, as of December 31, 2001, we had approximately (euro)24.8 million of restricted investments placed in escrow for debt service. As of December 31, 1999, we had cash and cash equivalents of approximately (euro)57.1 million.

         Details of the change in cash and cash equivalents since inception are set forth in the table below.


                                                                                Year Ended December 31,
                                                                            2001         2000          1999
                                                                            ----         ----          ----
                                                                                 (euro, in thousands)


Cash flows from continuing operations................................ (euro)(50,206)(euro)(76,565)(euro)(28,357)
Cash flows from discontinued operations..............................       (52,625)      (20,325)      (11,234)
                                                                            --------      --------     --------
Net cash flows from operating activities.............................      (102,831)      (96,890)      (39,591)
Cash flows from investing activities.................................      (147,035)     (274,192)      (69,630)
Cash flows from financing activities.................................       (29,679)      678,762       155,610
Effect of exchange rates on cash.....................................          (540)       (3,097)        9,254
                                                                               -----       -------        -----
Net increase (decrease) in cash and cash equivalents.................      (280,085)      304,583        55,643
Cash and cash equivalents at beginning of period.....................       361,698        57,115         1,472
                                                                             -------        ------        -----
Cash and cash equivalents at end of period...........................  (euro)81,613 (euro)361,698  (euro)57,115
                                                                        ============ ============= ============

         Cash flows from continuing operating activities

         During the year ended December 31, 2001, we used approximately
(euro)102.8 million in operating activities, a (euro)5.9 million increase from the approximately (euro)96.9 million used in operating activities for the year ended December 31, 2000. This increase in cash used for operating activities was primarily related to the significant growth of our customer base and the associated increased selling, general and marketing costs, an increase in network costs and additional capital expenditures resulting from planned network expansion.

         During the year ended December 31, 2000, we used approximately
(euro)96.9 million in operating activities, a (euro)57.3 million increase from the approximately (euro)39.6 million used in operating activities for 1999. This increase was primarily related to the substantial organization and start-up costs we continued to incur in the development of our networks during 2000 and the associated increased selling, general and marketing costs, an increase in network costs and additional capital expenditures outlays resulting from planned network expansion.


         Cash flows from investing activities


         We used approximately (euro)147.0 million in investing activities during the year ended December 31, 2001, compared to using approximately
(euro)274.2 million for the year ended December 31, 2000. The decrease was primarily due to proceeds from the issue of our senior note being placed in escrow in 2000, and lower capital expenditure as we completed the build out of our MANs.

         Our cash flow from investing activities was approximately
(euro)274.2 million for the year ended December 31, 2000, compared to a net reduction of approximately (euro)69.6 million during the prior year. The increase in cash flow was primarily due to investment of the proceeds from our IPO during the first quarter of 2000 in property and equipment and the purchase of approximately (euro)69.7 million of securities to secure interest and principal payments under our senior notes due 2010.


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


         While we previously estimated our funding gap (that is, the additional financing required to bring us to cash flow breakeven) to be approximately (euro)60 million to (euro)90 million, based on (i) the anticipated elimination of interest payments upon the exchange or retirement of our outstanding debt securities pursuant to the recapitalization plan described above, (ii) the cash savings from the sale of our German and UK operations and cost reductions at our European headquarters, and (iii) the lower cash requirements related to selling, general and administrative expenses and capital expenditures resulting from our restructuring efforts, we currently estimate our funding gap to be approximately (euro)30 million. We expect that, upon the completion of the Recapitalization plan described above, our existing cash balances, the additional equity infusion together with the anticipated cash flow from our operations, will be sufficient to fully fund our restructured operations to cash flow breakeven.

         In March 2000, we completed the initial public offering of our Ordinary shares. We issued 31,280,000 Ordinary shares in exchange for gross proceeds of approximately (euro)551.4 million.

         Since January 1998, CompleTel LLC, our former ultimate parent, has received (euro)114.3 million in private equity contributions, of which
(euro)63.0 million was contributed to our French operating subsidiary,
(euro)42.3 million was contributed to our German operating subsidiary,
(euro)2.3 million was contributed to CompleTel Europe N.V., our holding company, and the remainder was retained by CompleTel LLC for start up expenditures incurred on our behalf.

         In February 1999, we and CompleTel Holdings LLC completed a units offering consisting of U.S. dollar denominated 14% senior discount notes due 2009 and class B interests in CompleTel Holdings LLC resulting in gross proceeds in respect of the units of approximately (euro)67.1 million, of which (euro)63.1 million was allocated to the 14% senior discount notes due 2009, which represents a substantial discount from the (euro)131.9 million aggregate stated principal amount at maturity of the notes. The remaining
(euro)4.0 million was allocated to the class B interests of CompleTel Holdings LLC. Cash interest will not accrue on the 14% senior discount notes due 2009 prior to February 15, 2004. Commencing February 15, 2004, cash interest on the notes will accrue at 14% per annum and will be payable in cash on August 15 and February 15 of each year. These notes mature on February 16, 2009.

         In April 2000, we completed an offering of an aggregate (euro)200 million 14% senior notes due 2010. A portion of the proceeds were used to repurchase U.S.$27.0 million ((euro)27.6 million) principal amount at maturity of our existing 14% senior discount notes due 2009. We lent approximately (euro)78.0 million of the net proceeds to our wholly-owned subsidiary, which used the funds to invest in a portfolio of securities which was pledged as security for the 14% senior notes due 2010.


         During the year ended December 31, 2001, as part of our effort to improve our financial position, we repurchased a total of (euro)78.1 million principal amount of our senior notes due 2010 for a total purchase price of (euro)28.9 million, including (euro)17.7 million in restricted cash released from the escrow established for these notes. We purchased these bonds in the open market.


         The proceeds from the offerings of our Notes and Ordinary shares are held and managed by our wholly-owned subsidiary, CompleTel ECC BV, which serves as our European centralized cash manager. We have loan agreements in place whereby on a periodic as-needed basis, each of the operating subsidiaries request funding from CompleTel ECC BV through the establishment of inter-company loans. Consequently, we minimize the amount of cash held by our subsidiaries and optimize the returns on our cash resources by using centralized accounts.

         The following table presents our contractual obligations and commercial commitments for the periods indicated, as of December 31, 2001:


------------------------------------------ ----------------------------------------------------------------
               Description                                     Payments due by period
              of obligation                                     (euro, in thousands)
              or commitment
                                               Total             2002          2003-2004      thereafter
------------------------------------------ --------------- ----------------- -------------- ---------------
Long-term debt, principal                      221,203(1)                 -              -      221,203(1)
Long-term debt, interest                           231(1)                15             44          172(1)
Operating Leases                                   63,419            12,560         24,134          26,725
Other long-term debt                                6,532               200            609           5,723
------------------------------------------ --------------- ----------------- -------------- ---------------

Total obligations/commitments                     291,385            12,775         24,787         253,823
------------------------------------------ --------------- ----------------- -------------- ---------------

(1) These amounts relate to indebtedness under our outstanding Notes, which will be eliminated as part of our Recapitalization.


Capital Expenditures


         We made capital expenditures of approximately (euro)108.2 million during the year ended December 31, 2001. These capital expenditures were for property and equipment necessary to deploy networks and to connect customers to our MANs and include capitalized interest of (euro)14.2 million. During the years ended December 31, 2000 and 1999, we made capital expenditures of approximately (euro)112.3 million and (euro)68.9 million, respectively, for property and equipment necessary to deploy networks in our initial markets. The decrease in capital expenditures for 2001 is attributable to (a) the completion of the build out of our MANs during the year and (b) our increased concentration on network development to connect new customers to our existing MANs, which generally involves lower expenses in comparison to deployment of new MANs.

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

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accenting policies, see Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements as of and for the year ended December 31, 2001.


         Revenue Recognition

         Revenue related to non-installation services offered by the Company is recognized in the period the services are delivered.


         Installation revenue is initially deferred upon installation and invoicing and recognized as revenue over the expected life of the service. Based on our experience with the churn rate for our services, we determined that the average life of these services is three years.


         Recoverability of Long-Lived Assets

         We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

         o significant underperformance relative to expected historical or projected future operating results;


         o significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and


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

         Allowance for Doubtful Accounts


         The allowance for doubtful accounts is based upon our assessment of probable loss related to overdue accounts receivable. The allowance is maintained on the books either until receipt of payment, or until the account is deemed non-collectible. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have attempted to reserve for expected losses based on our past experience and believe our reserves to be adequate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.


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


         We adopted SFAS 141 and 142 effective January 1, 2002.
Accordingly, we discontinued amortizing our remaining balances of goodwill of approximately (euro)5.8 million effective January 1, 2002. The adoption of these statements did not have a material impact on our results of operations, financial position or cash flows.

         The goodwill amortization expense and net loss for the years ended December 31, 2001, 2000 and 1999 are as follows (euro, in thousands):



                                                                     Year Ended December 31,
                                                    ----------------------------------------------------------
                                                           2001                2000               1999
                                                    ------------------- ------------------- ------------------
Reported net loss                                        (299,049)           (200,488)           (49,790)
     Add back: goodwill amortization..............            305                 441                179
Adjusted net loss ................................       (298,744)           (200,047)           (49,611)
                                                    =================== =================== ==================

Reported net loss per share.......................          (1.90)              (1.34)             (0.50)
Adjusted net loss per share.......................          (1.90)              (1.34)             (0.50)
                                                    =================== =================== ==================

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


         SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. Other than the restatement of our financial statements to report the results of our German and U.K. operations, which we disposed of in May 2002, in discontinued operations the adoption of SFAS 144 on January 1, 2002 did not have a material impact on our results of operations, financial position, or cash flows.

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


         We currently anticipate that we will fully utilize our existing cash resources during the third quarter of 2002. We believe that we will require approximately (euro)30 million additional financing in excess of our invested capital and current borrowings to bring us to cash flow breakeven. Given our funding position, we believe that there is a substantial doubt regarding our ability to continue as a going concern. We are currently in the process of effecting our recapitalization plan and anticipate that, upon the completion of the recapitalization, our cash balances, together with the anticipated cash flow from our operations, will provide us with sufficient capital to fully fund our business to cash flow breakeven. However, there is no assurance that we will be able to effect the recapitalization, or to secure alternative sources of financing if the recapitalization is not consummated. If we fail to effect the recapitalization, or to obtain sufficient alternative financing, we will cease to be a going concern and be forced into liquidation. In such event, we anticipate that the proceeds of the liquidation would not suffice to pay off our creditors and, therefore, there would be nothing left for distribution to our shareholders.


We have experienced substantial operating losses to date, and we do not know if or when our business will become a profitable enterprise.


         We have generated operating losses and negative cash flow from our operating activities to date, and we expect to continue to experience operating losses and negative cash flow from operations until we establish a sufficient revenue generating customer base. From the commencement of our operations in January 1998 through December 31, 2001, we have incurred cumulative operating losses of (euro)267.6 million.


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

         o        price our services competitively; and

         o successfully operate our networks and support systems, such as billing, provisioning and network management.


         The prices of communication services have fallen in Europe in recent years, and may continue to decline in the future. In addition, we have recently observed signs of general weakness in the European markets, including France, for wholesale carrier and dial-up Internet access and Internet data center services.

         We may be unable to achieve or maintain operating profits or positive cash flow in the future, in which case we will not be able to meet our working capital requirements.


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

         o        operating and technical problems;


         o        adverse changes in the regulatory environment;


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

         We have implemented an integrated management information and billing system to coordinate our key business processes. Our operations depend on sophisticated back-office information and processing systems. We rely on these systems to monitor costs, invoice customers, initiate, implement and track customer orders and achieve operating efficiencies. If our information systems are not effective or experience failures, our ability to develop our business and collect revenue could be adversely affected. Errors in, or problems with, our customer care system could affect our ability to respond quickly and effectively to our customers and, therefore, the quality of our service. The customer care and billing systems we use may require additional enhancements in the future, particularly as traffic volume increases on our network. We may encounter difficulties in enhancing, or integrating new technology into, our systems in a timely and cost-effective manner. We cannot assure that our management information and billing systems will operate effectively and seamlessly, or will perform as expected or that we will be able to upgrade successfully and maintain our management information systems. Any extended difficulties could impair our ability to operate efficiently and to provide adequate customer service.

We rely on third-party equipment and service suppliers. Delays in obtaining or inability to obtain necessary equipment and support services, or equipment failure, could impair our operation and the quality of our services.

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


         We have deployed our MANs in a recently liberalized market and are operating in an evolving and increasingly competitive industry. In order to achieve profitability, we must compete effectively against both new market entrants and existing telecommunications providers. We expect to compete with France Telecom and other existing telecommunications providers. We also expect to compete with new entrants to our markets, including fiber-based local loop operators, wireless local loop operators, DSL operators, electric and other utilities with rights-of-way or existing cabling that can be used for telecommunications, railways, microwave carriers, telecommunications resellers and large end-users that have private networks. The ongoing liberalization of the French market may also attract other facilities-based operators to enter the markets we serve and intensify competition.

         The telecommunications markets in France has been dominated by France Telecom. France Telecom has significant competitive advantages over us including:


         o greater financial resources, market presence and network coverage;

         o        brand name recognition and customer loyalty;

         o control over local, national and international transmission lines and over access to these lines by other participants; and

         o established relationships with local and national regulatory authorities.


         We also are dependent upon France Telecom, as well as other alternative service providers, for interconnection of our networks to the incumbent infrastructures. Delays in their delivering sufficient interconnection capacity as traffic increases on our network could adversely impact our operations.


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


         The loss of key personnel, or our inability to recruit qualified personnel, could materially adversely affect our business. Our future development and success depends on our ability to attract and retain skilled, qualified and experienced managerial, sales, marketing, operating, engineering and technical personnel. Competition for qualified personnel in the telecommunications industry in Europe is intense and many of our competitors have greater financial resources and other competitive advantages over us. Moreover, in connection with our restructuring, we made significant reductions in our workforce. These workforce reductions, as well as our limited financial resources, may have an adverse effect on our ability to recruit and retain qualified personnel. Consequently, we cannot assure that we will be able to hire or retain necessary personnel in the future.


A limited number of customers represent a significant portion of our revenue. If we were to lose any of these customers, our revenue could decrease significantly.


         Our three, five and ten largest customers in France generated approximately 19%, 22% and 29% of our revenue for the year ended December 31, 2001, respectively. These customers include Tiscali/Liberty Surf, which generated slightly over 14% of our total revenue for the year. There can be no assurance that we will be able to retain these customers or other large customers. The loss, or a decrease, of business from one or more of these customers might result in our revenue decreasing proportionately.


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


We depend on agreements with third parties to obtain rights-of-way and leased capacity to build and operate our business successfully.

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

         Our business depends on use of the Internet, electronic commerce, data transmission services, multimedia and other bandwidth-intensive applications in Europe, and in particular, in France. Our business plan currently assumes that the use of such services will increase in the next few years. If the use of data transmission services, multimedia and bandwidth-intensive applications in our markets does not increase as we anticipate, demand for many of our value-added products and services, including high-speed data services, Internet access services and web hosting services, could be lower than we currently anticipate. In addition, because our customers include telecommunications carriers, Internet service providers and other Internet-related companies, adverse trends in the demand for such customers' services could have an indirect effect on the demand for our products and services. In particular, during the past several months a number of our customers have announced restructurings or have filed for bankruptcy, calling into question their continuing demand for our products and services.

Our need to comply with extensive and changing government regulation and licensing requirements could increase our costs and slow our development.


         The telecommunications industry in France is subject to a significant degree of regulation. We need telecommunications licenses and other equivalent authorizations to operate our business. We cannot assure that we will be successful in maintaining or renewing licenses and other authorizations required for services we provide or plan to provide. We must keep our existing licenses and other authorizations in force in order to continue providing services. In addition, we must comply with current and future regulation and technical standards regarding interconnection, privacy, neutrality, non-discrimination, security, environmental protection, limitations on ownership and public service in order to maintain our licenses and other authorizations and conduct our business.

The liberalization of the French market in which we plan to operate may not occur on a timely basis.

         Under European Union directives, each individual member state, including France, must pass domestic laws to implement the European Union directives, but has significant latitude to do so according to its own national policies. France has had a legal obligation to liberalize its market in accordance with these directives since January 1, 1998. Following the outcome of the 1999 Communications Review on July 12, 2000, the EU Commission proposed a package of legislative reforms intended to consolidate, simplify and update the existing regulatory framework. These proposals include a new framework directive for electronic communications networks and services, four specific directives covering the licensing and authorization of network operators and service providers, access and interconnection, universal service and users' rights, data protection and privacy, as well as a regulation on unbundled access to the local loop. These directives have been adopted in February 2002, and the regulation regarding unbundled access to the local loop entered into force on January 2, 2001. In July 2000, the EU Commission also proposed a draft Competition Directive aiming to replace by a single text all existing "liberalization" directives in the telecommunications sector. The draft has been submitted to public consultation. As it develops, EU legislation will continue to have a significant effect on our markets, including future developments relating to the convergence of Internet, media and information technology.


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

         The European Union has adopted a directive on certain legal aspects of electronic commerce, which requires member states to make certain changes to national laws. The directive applies to us and other service providers established in the EU and aims to establish a consistent legal framework for electronic commerce within the EU.

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


         The market price of our shares has declined significantly in recent months and may experience further declines. This reflects a variety of factors, including:

         o the dilution of our existing shareholder base in connection with our recapitalization,

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

         Based on the total December 31, 2001 U.S. dollar borrowings under the senior discount notes, a hypothetical 10% variance in the U.S. dollar to euro exchange rate would create additional foreign exchange results of approximately (euro)9.0 million.





         The spot rates for the euro are shown below expressed in dollar per one euro.


December 31, 1998..........................................     U.S.$1.181(1)
December 31, 1999..........................................     U.S.$1.007
December 31, 2000..........................................     U.S.$0.942
December 31, 2001..........................................     U.S.$0.8901
-----------

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure



         Resignation of Arthur Andersen

         On June 21, 2002, we were notified by Arthur Andersen (The Netherlands), our independent auditor since our inception, that Arthur Andersen had resigned as our auditor. Arthur Andersen's resignation results from the acquisition of Arthur Andersen's audit practice in The Netherlands by Deloitte & Touche Accountants. Consequently, as of June 21, 2002, Arthur Andersen no longer serves as our auditor.

         Arthur Andersen's reports on our consolidated financial statements for the fiscal years ended December 31, 2000 and 2001, did not contain an adverse opinion or a disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles, except that Arthur Andersen's report dated March 5, 2001 on our consolidated financial statements for the year ended December 31, 2001, which was included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2002, stated that our recurring losses from operations and our expectation to utilize our existing cash resources during 2002 raise substantial doubt about our ability to continue as a going concern. During the two most recent fiscal years, and the interim period through the date of Arthur Andersen's resignation, we had no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of Arthur Andersen, would have caused them to make reference to the subject matter of the disagreement in connection with their report on our consolidated financial statement for these periods, and there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

         Engagement of Deloitte & Touche

         On July 17, 2002, our Supervisory Board appointed Deloitte & Touche Accountants as our independent auditor. This action was unanimously recommended by the members of our audit committee. We intend to include in the agenda for our next annual general meeting, or our next extraordinary general meeting, which is expected to be held during the fourth quarter of 2002, for the purpose of electing new directors following our recapitalization, a proposal for the appointment of auditors by that meeting.



         During the two most recent fiscal years ended December 31, 2001 and December 31, 2000, and the subsequent interim period through the date of this report, we did not consult with Deloitte & Touche Accountants regarding the application of accounting principles to any transaction, completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements or any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S-K.





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

         Supervisory Board

         Current members

         Our Supervisory Board currently consists of the following six members:



 Name                                             Age                       Position(s)
 ----                                             ---  --------------------------------------------------

James E. Dovey(1).............................    58   Supervisory Director
James C. Allen................................    55   Supervisory Director
Lawrence F. DeGeorge..........................    56   Supervisory Director
Paul J. Finnegan..............................    48   Supervisory Director
James H. Kirby................................    33   Supervisory Director
James N. Perry, Jr............................    40   Supervisory Director

---------------
(1) Mr. Dovey resigned from his role as the chairman of our Supervisory Board on August 20, 2002. Mr. Dovey has indicated that he will continue to serve as a member of our Supervisory Board until the completion of our Recapitalization. We anticipate that a new chairman will be appointed by our Supervisory Board following the completion of our Recapitalization.


         Former members

         William H. Pearson resigned from our Supervisory Board in late February 2002. Mr. James E. Dovey replaced him as Chairman.


         Royce Holland resigned from our Supervisory Board on January 11, 2002. James Kirby replaced him on the audit committee of the Supervisory Board.


         Board of Management

         Current members

         Our Board of Management currently consists of the following members:


 Name                                             Age                        Position(s)

 ----                                             ---    --------------------------------------------------

Jerome de Vitry ..............................    40   Managing Director, President and Chief Executive
                                                       Officer, Chief Operating Officer, President of
                                                       CompleTel Headquarters SAS.


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


         Timothy A. Samples, who was elected as a member of our Board of Management on May 30, 2001, resigned from this position and his positions as our President and Chief Executive Officer, member of the Board of Directors of iPcenta Limited, of CompleTel U.K. Limited and of CompleTel Headquarters UK Limited effective May 17, 2002.


         Other significant employees

         In addition to our executive officers identified above, our key employees include the following persons.



 Name                                            Age                     Position(s)
 ----                                            ---  -------------------------------------------------
John M. Hugo.................................... 41   Corporate Controller and Chief Accounting Officer
Jean-Marie le Monze(1) ......................... 38   Chief Technology Officer
Marie-Laure Ducamp-Weisberg(2).................. 41   Vice President Legal Affairs and General Counsel

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



         Further information about directors, executive officers and other significant employees


         James E. Dovey was appointed as Chairman of our Supervisory Board in late February 2002 upon the resignation of Mr. William Pearson from the Supervisory Board. In August 2002, Mr. Dovey resigned from his role as Chairman of our Supervisory Board, but will continue to serve as a member of our Supervisory Board until the completion of our Recapitalization. Mr. Dovey served as our Chief Executive Officer from our inception through December 1999. He became our Managing Director in January 2000. He stepped down from that position and was elected Chairman of our Supervisory Board in March 2000, upon the consummation of the initial public offering of our ordinary shares. In May 2001, he stepped down from such position, but remained a member of our Supervisory Board. One of the co-founders of CompleTel LLC, Mr. Dovey has over 30 years' experience in the telecommunications industry. In 1987, Mr. Dovey founded United Cable International, a joint venture between United Cable and United Artists, where he served as CEO until 1990 when that company (by then renamed TCI International) merged with the United Kingdom assets of US WEST Inc. to form TeleWest Communications, plc. Mr. Dovey continued to serve as CEO of TeleWest until his return to the U.S. in late 1992. From 1992 to 1994, Mr. Dovey acted as a private consultant on a variety of U.S. and international telecommunications and cable television projects for TCI, US WEST Inc. and other clients. From 1992 to 1995, Mr. Dovey served as Deputy Chairman for the United Kingdom communications company, IVS Cable International, which developed switched voice and data services in areas such as Oxford, Salisbury and Andover until the business was sold in 1995. In 1994, Mr. Dovey co-founded SPD CableTel Management, Inc., where he actively explored various entrepreneurial opportunities in the U.S. for providing converged cable and telephony services prior to co-founding CompleTel LLC in January 1998.


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

         James C. Allen served as a member of our Supervisory Board since the consummation of the initial public offering of our ordinary shares in March 2000. He also has served as a Director of CompleTel LLC since December 1998. From March 1993 to January 1998, Mr. Allen was the CEO and Vice-Chairman of Brooks Fiber Properties, Inc. Since June 1998, Mr. Allen has acted as an investment director and member of Meritage Investment Partners LLC, a Denver-based private equity firm that invests exclusively in telecommunication companies. Mr. Allen also currently serves on the boards of directors of Masergy, Inc. and of Xspedius, Corp., each, a privately held U.S. telecommunications company, and of David Lipscomb University in Nashville, Tennessee.

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


         Timothy A. Samples resigned his positions as our President and Chief Executive Officer effective May 17, 2002. He was appointed to these positions in March 2001, which appointment was subsequently approved by our general meeting of shareholders at the end of May 2001. Between February 2000 and February 2001, Mr. Samples served as President and Chief Executive Officer of FirstMark Communications Europe. From September 1997 to February 2000, he served as Managing Director of One2One. Between 1986 and 1997, Mr. Samples held a number of senior level positions within MediaOne Group (formerly part of US West Inc.), most recently as Vice President Domestic Wireless Operations and Investment from June 1996 to September 1997 and as Vice President and General Manager South West Region from June 1992 to June 1996 to US West New Vector.

         J. Lyle Patrick served as our Chief Financial Officer from November 1, 2001 until his resignations in May 2002. Prior to joining CompleTel, Mr. Patrick was the Group Vice President and Chief Financial Officer of McLeodUSA, a Midwest based competitive local exchange carrier, a post he held since 1997. Prior to McLeodUSA, Mr. Patrick was the Executive Vice President and CFO of Consolidated Communications, a regional telecommunications company which merged with McLeodUSA in 1997. Prior to joining Consolidated Communications, he was a partner of Arthur Andersen, CompleTel's former accounting firm, from 1984 through 1988. Mr. Patrick has been active throughout the telecommunications industry and has served as Chairman of CompTel (U.S.- based competitive association), Chairman of the Illinois Telecommunications Association, and on the Board and several committees of the United States Telephone Association.


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


         Jerome de Vitry was appointed our President and Chief Executive Officer on May 22, 2002, replacing Timothy Samples. Mr. De Vitry was appointed as our Chief Operating Officer in January 2001 and became a member of our Board of Management at the end May 2001. Mr. de Vitry joined us in February 1999, and from March 1999 until January 2001, he served as the President of CompleTel Headquarters S.A.S and as Managing Director and President of CompleTel GmbH. Prior to joining CompleTel, Mr. de Vitry was Vice President of Radio Communications France for Alcatel Access System Division from January 1995 until December 1999. From January 1993 until December 1995, Mr. de Vitry was Vice President Marketing, Research and Development for Alcatel Radio Transmissions Systems.


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


         Marie-Laure Ducamp Weisberg joined us in October 2001. As of January 2, 2002, after a transition period, Ms. Weisberg replaced Anna Lascar, who was our General Counsel since our founding in 1998. Ms. Weisberg started her career in Paris in 1979 with the law firm Brizay, Meilichon, Prats, Moitry. She was later actively involved in merger and acquisition, joint venture and corporate finance advisorship with Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel P.A. in Miami (1981-1982), Mayer Brown & Platt in Washington DC (1983-1985) and Latham & Watkins in New York (1986-1989). In 1992 Marie-Laure joined Chanel in New York as Assistant General Counsel for international affairs and General Counsel for their subsidiary Holland & Holland. In 1999, Marie-Laure joined the London offices of Paul, Hastings as Senior Attorney within the Corporate Department, where she advised on telecommunications, media and information systems industry licensing, investment, joint venture and other corporate finance issues.


         Jean-Marie Le Monze was appointed our Chief Technology Officer in May 2001. Mr. Le Monze joined us in July 1998 and successively served as Vice-President Engineering and Vice-President Engineering and Operations of our French operating subsidiary. Prior to joining us, Mr. Le Monze spent four and a half years in the United Kingdom where he served as Director of Network & Services and Director of Digital Services of General Cable PLC, a UK-based cable TV and telecommunication operator. From 1991 to 1993, Mr. Le Monze was the Head of Data Communication at Matra Communication, the second largest telecommunication provider in France. Before that date, Mr. Le Monze served in a variety of positions as a consulting and telecommunications advisor.

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

Beneficial ownership reporting compliance


         Under Section 16(a) of the Securities Exchange Act of 1934, members of our Supervisory Board and Board of Management and certain other officers and persons holding more than 10% of our Ordinary shares are required to file forms reporting their beneficial ownership of our Ordinary shares and subsequent changes in that ownership with the U.S. Securities and Exchange Commission. Based solely upon a review of copies of such reports filed on Forms 3, 4 and 5, and amendments thereto furnished to us, we are not aware of any failure by any of our directors, executive officers or principal shareholders to comply on a timely basis with all Section 16(a) filing requirements during the fiscal year ended December 31, 2001.


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


Item 11. Executive Compensation


                           EXECUTIVE COMPENSATION

         Compensation of "Named Executive Officers"

         The following table sets forth in summary form all compensation paid, for each year in the three-year period ended December 31, 2001, to each of:


         a) the person who became our Chief Executive Officer at the end of May 2001 and resigned in May 2002;

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





                  Executive Compensation Summary Table

                                                                    Annual Compensation (1)
                                                     -----------------------------------------------------

                                                                                                 Aggregate
                                                                                Other Annual       Annual
     Name and Principal Position      Fiscal Year     Salary         Bonus      Compensation    Compensation
 -----------------------------------  -----------   ----------     ---------    ------------    ------------
                                                     ((euro))       ((euro))     ((euro))(2)       ((euro))
Tim Samples (1)(3)..................          2001       372,333       223,400       1,069,717      1,665,450
Former President and Chief                    2000            --            --              --             --
Executive Officer                             1999            --            --              --             --

William H. Pearson  (1)(4)(11)......          2001       168,480            --         389,639        558,119
Former Chairman of the                        2000       205,349       162,750         187,710        555,809
Supervisory Board, former President           1999       172,572       172,572          73,796        418,940
and Chief Executive Officer

Jerome de Vitry(6)(11)..............          2001       236,897            --              --        236,888
President, Chief Executive                    2000       147,661        79,428              --        227,089
 Officer and Chief                            1999       129,607        32,131              --        161,738
 Operating Officer

J. Lyle Patrick (1)(7)..............          2001        41,888            --           1,414         43,303
Former Chief Financial Officer                2000            --            --              --             --
                                              1999            --            --              --             --

David E. Lacey(1)(5)(11)............          2001       202,805            --          53,108        255,913
Former Chief Financial Officer                2000       189,875        94,938         111,235        396,048
                                              1999       159,659        79,829              --        239,488

Martin Rushe(1)(8)..................          2001        70,871            --              --         70,871
Former Managing Director and                  2000       156,038        46,811              --        202,849
President of CompleTel UK Limited             1999        90,513         6,171              --         96,684
and iPcenta Limited





                                                  Long-Term
                                                 Compensation
                                               Number of Shares
                                              Underlying Awarded
     Name and Principal Position                   Options         Other Payouts
 -----------------------------------           -----------------   -------------
                                                                     ((euro))
Tim Samples (1)(3)..................                   1,500,000                --
Former President and Chief                                    --                --
Executive Officer                                             --                --

William H. Pearson  (1)(4)(11)......                          --                --
Former Chairman of the                                        --                --
Supervisory Board, former President                           --                --
and Chief Executive Officer

Jerome de Vitry(6)(11)..............                     400,000        749,672(9)
President, Chief Executive                                    --          2,206(9)
 Officer and Chief                                            --                --
 Operating Officer

J. Lyle Patrick (1)(7)..............                     500,000                --
Former Chief Financial Officer                                --                --
                                                              --                --

David E. Lacey(1)(5)(11)............                          --                --
Former Chief Financial Officer                                --                --
                                                              --                --

Martin Rushe(1)(8)..................                          --    456,207(9)(10)
Former Managing Director and                                  --   133,330 (9)(10)
President of CompleTel UK Limited                             --                --
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

(3) Mr. Samples was appointed as our Chief Executive Officer in March 2001 and resigned effective May 17, 2002.

(4) Mr. Pearson served as our Chief Executive Officer from March 2000 to March 2001. After his resignation from this position, he continued to receive compensation of $1,000 per month. These compensation payments ceased effective February 28, 2002.

(5) Mr. Lacey joined us in December 1998 and served as our Chief Financial Officer from March 2000 through November 2001. Under the terms of his resignation, Mr. Lacey is to continue to receive compensation of $1,000 per month. These compensation payments ceased on June 30, 2002.

(6) Mr. de Vitry was appointed as our President and Chief Executive Officer on May 22, 2002 instead of Mr. Samples. He was appointed as Chief Operating Officer in January 2001. On May 30, 2001, he was elected as one of our Managing Directors. He also serves as President of CompleTel Headquarters S.A.S. and as Managing Director and President of CompleTel GmbH.

(7) Mr. Patrick was appointed as our Chief Financial Officer in early November 2001 and resigned effective May 17, 2002.

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

(10) Includes(euro)47,756 and(euro)132,124 we forgave during 2001 and 2000, respectively, in connection with a forgivable loan, dated March 23, 2000, we made to Mr. Rushe. See Item 13-Certain Relationships and Related Transactions.

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

         Our 2000 Stock Option Plan

         Our 2000 Stock Option Plan is the only equity incentive plan that we currently have outstanding. This plan provides for the grant to our employees of options to purchase our ordinary shares. All of our employees (including management) are eligible to participate in this plan. As of December 31, 2001, 667 employees, and two members of our Board of Management held options under the plan, or shares acquired pursuant to the exercise of such options. No options were held by members of our Supervisory Board. For summary data relating to "our shares authorized for issuance under our 2000 stock option plan", see the subsection with this title under Item 5.


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


         Exercise Price. The exercise price of any options granted under the plan must be at least equal to the fair market value of the shares. Subject to the exception noted below, the fair market value is deemed to be the closing price of the shares on the Euronext Paris, or the principal stock exchange outside the United States on which the shares are traded, on the date the option is granted. With regard to options granted to employees resident in France, the exercise price may not be lower than the average closing price of the shares on the Euronext Paris over the 20 trading days preceding the grant. With regard to options granted to employees resident in the United Kingdom, so long as the shares are not listed on the London Stock Exchange or the New York Stock Exchange, fair market value is determined by the Shares Valuation Division of the Inland Revenue in the United Kingdom.


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




                                                                                                           Potential Realizable
                                                                                                         Value at Assumed Annual
                                                                                                           Rates of Stock Price
                                                            Individual Grants                            Appreciation for Option
                                                                                                                   Term
                                     ----------------------------------------------------------------    -------------------------

                                                      Percent of
                                                    Total Options
                                       Number of      Granted to
                                        Shares       Employees in
                                      Underlying     Fiscal Year      Exercise        Expiration
_Name and Principal Position            Options            2001        Price           Date (s)                5%          10%
 ---------------------------           ---------    --------------  -----------      --------------       -----------   --------
                                                                    ((euro)per                              ((euro))    ((euro))
                                                                       Share)
Named Executive Officers
Tim Samples ....................         1,500,000           26.3%          3.94      March 14, 2011               0            0
Former President and Chief
 Executive Officer

William H. Pearson..............                --              --            --                  --              --           --
Former Chairman of the Supervisory
Board

Jerome de Vitry.................           400,000            7.0%          6.81    January 30, 2011               0            0
Chief Executive Officer

J. Lyle Patrick.................           500,000            8.8%          1.19   December 15, 2011         349,799      909,371
Former Chief Financial Officer

David E. Lacey..................                --              --            --                  --              --           --
Former Chief Financial Officer

Martin Rushe....................                --              --            --                  --              --           --
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

                  Tim Samples


         Effective March 1, 2001, we entered into an employment agreement with Mr. Samples to serve as our President and Chief Executive Officer. This employment agreement was terminated on May 17, 2002, upon Mr. Samples' resignation from his positions as our President and Chief Executive Officer pursuant to a resignation agreement and a non-qualified stock option agreement, both dated May 17, 2002. The employment agreement, resignation agreement and non-qualified stock option agreement for Mr. Samples included the following terms.


         Salary. During the course of his employment, Mr. Samples was to receive an annual base salary of U.S.$400,000.


         Bonus. As incentive to entering the employment agreement, we granted Mr. Samples a forgivable loan in the amount of (euro)865,000, which loan was forgiven in full in accordance with its terms. In addition to the forgivable loan, at each anniversary of the effective date of his employment agreement, Mr. Samples was entitled to receive an incentive bonus of up to 50% of his annual base salary, subject to the achievement of certain performance benchmarks. At the discretion of the Supervisory Board, this bonus could have been increased by up to 200% of the annual base salary for outstanding performance. For the first year of employment, we agreed to pay Mr. Samples the said 50% bonus regardless of any performance targets.

         Stock options. During his employment, Mr. Samples received options to purchase 1,500,000 Ordinary shares in accordance with our 2000 Stock Option Plan. In connection with Mr. Samples' resignation in May 2002, all of these options became fully vested and exercisable, however, Mr. Samples subsequently waived 1,000,000 of these options. These options will expire on May 17, 2003. In addition, in connection with his resignation, we agreed, conditional upon our achievement of sufficient cash resources to fully fund our business plan to cash flow breakeven, to grant Mr. Samples an option to purchase 7,333,333 Ordinary shares in accordance with our 2000 Stock Option Plan, pursuant to a non-qualified stock option agreement. Pursuant to this non-qualified stock option agreement, this option will vest in full on the first anniversary of the date upon which we obtain sufficient cash resources to fully fund our business plan to cash flow breakeven and will expire on May 17, 2007. The exercise price of this option is (euro)0.03 per share.

         Severance. Pursuant to his employment agreement, Mr. Samples was entitled to receive severance benefits under his employment agreement upon termination or constructive termination of his employment without cause, or upon termination or constructive termination within six months after a change of control. The severance benefits payable upon such termination were to equal his base salary, and his benefits were to continue for 12 months following termination in the event he was terminated after the first anniversary of his employment. In each case, Mr. Samples was entitled to a pro-rata portion of his performance bonus, based on the number of days he was employed during the relevant fiscal year. In connection with his resignation in May 2002, we entered into a resignation agreement with Mr. Samples, pursuant to which we agreed to pay Mr. Samples a U.S.$400,000 lump-sum and a U.S.$25,000 "ex gratia" payment. In return, Mr. Samples agreed to release us from all claims under any other agreement relating to his employment.


         J. Lyle Patrick


         In November 2001, we entered into an employment agreement with J. Lyle Patrick, our Chief Financial Officer. This employment agreement was terminated on May 17, 2002, upon Mr. Patrick's resignation from his position as our Chief Financial Officer pursuant to a resignation agreement and a non-qualified stock option agreement, both dated May 17, 2002. The employment agreement, resignation agreement and non-qualified stock option agreement for Mr. Patrick included the following terms:


         Salary. During the course of his employment, Mr. Patrick was to receive an annual base salary of U.S.$225,000.

         Bonus. At each calendar year, Mr. Patrick was entitled to receive an incentive bonus of up to 50% of his base salary, subject to meeting certain performance targets.


         Tax equalization, cost of living adjustments and housing. As an expatriate, Mr. Patrick was subject to additional taxes and different taxes than if he had lived and worked in the United States. Consequently, his employment agreement contained tax equalization provisions designed to ensure that he was to be placed in substantially the same economic position as if he had been employed in the United States. Mr. Patrick was also entitled to cost of living adjustments, reflecting the difference in the cost of goods and services in England as opposed to the United States, as determined by an independent advisor. In addition, he was entitled to accommodation expenses of up to (pound)5,000 per month.

         Stock options. During his employment, Mr. Patrick received options to purchase 400,000 Ordinary shares in accordance with our 2000 Stock Option Plan. In connection with Mr. Patrick's resignation in May 2002, all of these options became fully vested and exercisable, however, Mr. Patrick subsequently waived all of these options. In connection with his resignation, we agreed, conditional upon our achievement of sufficient cash resources to fully fund our business plan to cash flow breakeven, to grant Mr. Patrick an option to purchase 3,666,666 Ordinary shares in accordance with our 2000 Stock Option Plan, pursuant to a non-qualified stock option agreement. Pursuant to this non-qualified stock option agreement, this option will vest in full on the first anniversary of the date upon which we obtain sufficient cash resources to fully fund our business plan to cash flow breakeven and will expire on May 17, 2007. The exercise price of this option is (euro)0.03 per share.

         Retention Agreement. Effective February 1, 2002, we entered into a retention agreement with Mr. Patrick. Under that agreement, Mr. Patrick received three monthly installments of U.S.$10,000.

         Severance. Mr. Patrick, or his respective beneficiaries, was entitled to receive severance benefits if his employment was terminated due to death, disability or non-performance, in an amount equal to his base salary and benefits for three months. He was also entitled to receive severance benefits equal to his base salary, benefits and bonuses for three months after the date of termination if he was terminated without cause or constructively terminated within six months after a change in control. In the case of resignation or termination for a cause, no severance benefits were due. In connection with his resignation in May 2002, we entered into a resignation agreement and a non-qualified stock option agreement with Mr. Patrick, pursuant to which we paid Mr. Patrick a lump sum of (euro)228,178 and granted him an option to purchase 3,666,666 Ordinary shares in accordance with our 2000 Stock Option Plan. Mr. Patrick may also continue to use the apartment that we provided him until August 31, 2002. In addition, we agreed to pay the reasonable costs of Mr. Patrick's repatriation to the United States, up to (euro)11,000. In return, Mr. Patrick agreed to release us from all claims under any other agreement relating to his employment.


         Jerome de Vitry


         In December 1998, we entered into an employment agreement with Jerome de Vitry, which subsequently was amended effective January 1, 2001. Effective June 1, 2002, in connection with the appointment of Mr. de Vitry as our Chief Executive Officer, 2002, we entered into a new employment agreement with Mr. de Vitry, which replaces his old employment agreement. These employment agreements include the following terms.

         Salary. Under his old employment agreement, during the course of his employment, Mr. de Vitry was entitled to receive an annual base salary of(euro)190,561. Under his new employment agreement, Mr. de Vitry is entitled to receive an annual base salary of(euro)248,000 from June 1, 2002 until December 31, 2003, and(euro)338,000 thereafter.

         Bonus. Under his old employment agreement, Mr. de Vitry was entitled, at the end of each calendar year, to receive an incentive bonus of up to 50% of his annual salary if he achieves certain performance benchmarks. Under his new employment agreement, Mr. de Vitry will be entitled to a performance bonus of up to(euro)300,000 and(euro)350,000 for 2002 and 2003, respectively, if he achieves certain performance benchmarks.

         Severance. Mr. de Vitry is entitled to three months notice in the event of termination of his employment, other than for gross misconduct. In addition, in the event of dismissal (other than for gross misconduct) or constructive dismissal, or if Mr. de Vitry resigns within a six months period following a change of control, he will be entitled to receive a severance payment equal to(euro)262,500, in case of dismissal during 2002 or 2003, or(euro)350,000, if the dismissal occurs thereafter.

         Non-compete. In case of termination of his employment for any reason, Mr. de Vitry will be prohibited from competing with us for a period of one year from the termination of his employment. In the event that Mr. de Vitry's employment is terminated other than for gross misconduct, he will be entitled to a non-compete payment equal to(euro)262,500, in the event his employment is terminated during 2002 or 2003, or(euro)330,000, in case the termination occurs thereafter. Mr. de Vitry will not be entitled to a non-compete payment in the event that we release him from his non-compete obligations.

         Retention Bonus. Effective February 1, 2002, we entered into a retention bonus agreement with Mr. de Vitry. Pursuant to this agreement, we paid Mr. de Vitry (euro)100,000 upon signing the agreement, as well as
(euro)240,000 in five equal monthly installments of (euro)48,000, which monthly payments were subject on upon his continued employment with us. In addition, Mr. de Vitry is entitled to (euro)100,000 in the event that we obtain sufficient cash resources to fund our business plan entirely while maintaining a balanced cash flow before June 30, 2002, provided he is still employed by us.

         David E. Lacey

         In December 1998, CableTel Management, Inc. entered into an employment agreement with Mr. Lacey, our Chief Financial Officer at the time. This agreement subsequently was amended effective January 1, 2000. The employment agreement of Mr. Lacey, who was seconded to us, included the following terms.

         Salary. During the course of his employment, Mr. Lacey was entitled to receive an annual base salary of U.S.$175,000 (which amount was increased to U.S.$180,250 for 2001). Mr. Lacey's employment agreement provided for tax equalization.

         Bonus. At the end of each calendar year, beginning in 1999, Mr. Lacey was entitled to receive an incentive bonus of up to 50% of his annual salary, subject to achievement of certain performance benchmarks.

         Severance. Mr. Lacey, or his beneficiaries, were entitled to receive severance benefits in an amount equal to his base salary and benefits for three months in the event his employment was to be terminated due to his death, disability, or non-performance, or terminated without cause, or terminated within six months after a change of control. In case of resignation or termination for cause, no severance benefits were due.

         On November 1, 2001, Mr. Lacey resigned from his position as our Chief Financial Officer. In accordance with the terms of his resignation, Mr. Lacey is to continue to receive compensation of $1,000 per month for consultancy services. These compensation payments shall cease on June 30, 2002.


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


Item 12. Security Ownership of Certain Beneficial Owners and Management





         The following table sets forth information regarding the
beneficial ownership of our Ordinary shares as of July 20, 2002, unless indicated otherwise, by:

         o        each of our "Named Executive Officers;"

         o        each member of our Supervisory Board;

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






                                                                                CompleTel Europe N.V.
Name of Beneficial Owner                                                   Shares Owned        Percentage
                                                                                               of Shares
Directors and Named Executive Officers:
Jerome de Vitry(1)(12)................................................             116,312                  *
James E. Dovey(2)(12)(13).............................................           3,975,532                2.5
Lawrence F. DeGeorge(3)(11)(12).......................................          26,706,043               16.8
James C. Allen(4)(12)(13).............................................             833,437                0.5
Paul J. Finnegan(10)..................................................                  --                  *
James H. Kirby(10)....................................................                  --                  *
James N. Perry, Jr.(10)...............................................                  --                  *
Timothy A. Samples(5).................................................             500,000                  *
William H. Pearson(6).................................................           6,509,215                4.1
J. Lyle Patrick(7)....................................................                  --                  *
David E. Lacey(8).....................................................           1,123,068                0.7
Martin Rushe(9).......................................................             209,258                  *
All directors and executive officers as a group (7 persons)...........          31,631,324               19.9
5% and other principal owners:
Madison Dearborn Partners(10)(12).....................................          64,573,990               40.6
DeGeorge Telcom Holdings Limited Partnership(11)(12)..................          26,208,676               16.5
Meritage Private Equity Funds(12)(13).................................           6,758,479                4.3


-----------
*        Less than 0.5%.

(1) These shares are owned indirectly by Mr. de Vitry through his ownership interest in CompleTel LLC.

(2) 1,333,663 of these shares are owned indirectly by Mr. Dovey through his ownership interest in CompleTel LLC. 2,637,079 shares are owned directly by Mr. Dovey. Mr. Dovey disclaims beneficial ownership as to the remaining 4,790 shares, which are owned by his wife.

(3) 497,367 of these shares are owned directly by Mr. DeGeorge. The remaining 26,208,676 shares are owned indirectly through DeGeorge Telcom Holdings Limited Partnership. Mr. DeGeorge is the Chairman and Chief Executive Officer of LPL Investment Group, Inc., which controls DeGeorge Telcom Holdings Limited Partnership.

(4) 32,554 of these shares are owned indirectly by Mr. Allen through his ownership interest in CompleTel LLC. 800,295 of the shares are owned directly by Mr. Allen. Mr. Allen disclaims beneficial ownership as to the remaining 588 shares, which are owned by his wife.

(5) Mr. Samples received, on March 14, 2001, options to purchase 1,500,000 of our shares. Effective May 17, 2002, Mr. Samples resigned his positions as our President, Chief Executive Officer and Managing Director. In accordance with his resignation agreement, 100% of his 1,500,000 options vested and became exercisable. Mr. Samples subsequently waived 1,000,000 of these options. Mr. Samples may be deemed to have beneficial ownership of the 500,000 Ordinary shares that he can acquire by exercising the remaining stock options. As a result of his resignation, Mr. Samples is no longer required to report his beneficial ownership in our Ordinary shares.

(6) This information reflects Mr. Pearson's beneficial ownership in our Ordinary shares as of February 1, 2002. Mr. Pearson resigned his positions as the chairman and a member of our Supervisory Board in late February 2002. As a result of his resignation, Mr. Pearson is no longer required to report his beneficial ownership in our Ordinary shares.

(7) Mr. Patrick resigned his position as our Chief Financial Officer effective May 17, 2002. In accordance with his resignation agreement, 100% of the 500,000 options that were granted to him under our 2000 stock option plan vested and became exercisable. Mr. Patrick subsequently waived all of these stock options in July 2002.

(8) This information reflects Mr. Lacey's beneficial ownership in our Ordinary shares as of November 1, 2001. Mr. Lacey resigned his positions as our Chief Financial Officer in late November 2001. As a result of his resignation, Mr. Lacey is no longer required to report his beneficial ownership in our Ordinary shares.

(9) This information reflects Mr. Rushe's beneficial ownership in our Ordinary shares as of April 1, 2001. Mr. Rushe resigned his positions as a member of our Board of Management and president of our former subsidiary, iPcenta U.K. Limited in late May 2001. As a result of his resignation, Mr. Rushe is no longer required to report his beneficial ownership in our Ordinary shares.

(10) 2,924,659 of these shares are owned indirectly by Madison Dearborn Capital Partners II, L.P. through its ownership interest in CompleTel LLC. The remaining 61,649,331 shares are owned directly. Messrs. Finnegan, Kirby and Perry are managing directors of Madison Dearborn Partners, Inc., the general partner of the general partner of Madison Dearborn Capital Partners II, L.P. The address of Madison Dearborn Partners is Three First National Plaza, Chicago, Illinois 60602.

(11) 1,208,023 of these shares are owned indirectly by DeGeorge Telcom Holdings Limited Partnership through its ownership interest in CompleTel LLC. The remaining 25,000,653 shares are owned directly. Mr. DeGeorge has sole voting and investment power over the shares owned by DeGeorge Telcom Holdings Limited Partnership. The address of DeGeorge Telcom Holdings Limited Partnership is 639 Isbell Road, Suite 390, Reno, Nevada 89509.

(12) CompleTel LLC owns some of our Ordinary shares directly, and some indirectly through its wholly owned subsidiary, CompleTel (N.A.) N.V. Holders of ownership interests in CompleTel LLC could be deemed to be beneficial owners of our Ordinary shares that are owned by CompleTel LLC, because (a) CompleTel (N.A.) N.V.'s power to vote and dispose of our outstanding Ordinary shares is exercised by CompleTel (N.A.) N.V.'s sole managing director, who is appointed by CompleTel LLC as sole owner of all the voting interests in CompleTel (N.A.) N.V. and (b) CompleTel LLC's power to vote and dispose of its equity interests in CompleTel (N.A.) N.V. is exercised by CompleTel LLC's board of managers, which is elected by the holders of CompleTel LLC's ownership interests. The address of CompleTel LLC is 10625 East Dorado Place, Englewood, Colorado 80111.

(13) 284,030 of these shares are owned indirectly by Meritage Private Equity Funds through its ownership interest in CompleTel LLC. The remaining shares are owned directly by Meritage Private Equity Funds. Messrs. Dovey and Allen are investment directors of Meritage Private Equity Funds. The address of Meritage Private Equity Funds is 1600 Wynkoop Street, Suite 300, Denver, Colorado 80202.


Item 13. Certain Relationships and Related Transactions



         Restructuring Agreement

         On May 15, 2002, we signed an agreement in support of our Recapitalization plan with an ad hoc committee of holders of our Notes and with our principal shareholders. The Restructuring Agreement provides, among other things, for an equity investment of an aggregate of (euro)30 million by Meritage and DeGeorge Telcom, who currently beneficially own approximately 4.3% and 16.8% of our outstanding share capital, respectively, in return for the issuance of Convertible Preferred A shares and Ordinary shares representing approximately 40% of our share capital that would be outstanding at the close of the Recapitalization. Further, pursuant to our Recapitalization plan, several executive officers and other senior employees will be given an opportunity make an equity investment of less than (euro)1,000,000 in the aggregate, for the same purchase price per share as Meritage and DeGeorge. In addition, pursuant to the Restructuring Agreement, after the completion of our Recapitalization, we intend to establish a stock option plan under which options to purchase up to 8% of our share capital will be available for grant to senior employees and executive officers. For additional information concerning our Recapitalization plan, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Employee loans

         In March 2000, iPcenta Limited, our then wholly-owned indirect subsidiary, loaned Martin Rushe, at the time, one of our Managing Directors and the President of our subsidiary, CompleTel UK Limited, the principal amount of U.S.$206,500 ((euro)220,000) to purchase 100 common units of CompleTel LLC. The principal amount, together with accumulated interest at the rate of 7% compounded semi-annually, was to become due and payable on the earlier of (a) January 15, 2003, (b) 30 days after a termination for cause, or (c) 90 days after any termination of employment. The common units were subject to vesting and forfeiture provisions and will, if vested, entitle Mr. Rushe to receive a pro rata number of our Ordinary shares when and if CompleTel LLC is liquidated. In accordance with the terms of the loan, iPcenta forgave a pro rata portion of the principal and interest on the note as the common units vest or upon forfeiture. In addition, iPcenta reimbursed Mr. Rushe for tax liabilities arising as a result of this arrangement. We forgave a total of (euro)179,880 of this loan, including principal and interest and reimbursement of associated tax liabilities. Following the termination of Mr. Rushe's employment with us in late May 2001, approximately $92,502 ((euro)101,752) of the loan became due and payable. This amount was settled by Mr. Rushe by transferring to us CompleTel LLC units he owned, representing approximately 42,914 of our Ordinary shares and having market value equal to the amount due for repayment as of the date of transfer.

         In December 2000, we loaned William Pearson, at the time, our Managing Director, President and Chief Executive Officer, the principal amount of U.S.$1.5 million. The principal amount, together with accumulated interest at the annual rate of 7% was originally scheduled to be due and payable on the earlier of December 31, 2001, or 180 days after any termination of employment. Effective as of December 11, 2001, the maturity date for this loan was extended to December 31, 2002, or 180 days after any termination of employment. As a result of Mr. Pearson's resignation from our Supervisory Board on February 22, 2002, the loan became due and payable on August 19, 2002. This loan is secured by a pledge on 958,000 of our shares.

         In April 2001, we granted Timothy Samples, our then Chief Executive Officer, an incentive bonus, which was structured as a loan agreement, pursuant to which we made a (euro)865,000 forgivable loan to Mr. Samples. The loan accrued interest at 6%, compounded quarterly, and became due February 28, 2002. In accordance with its terms, we forgave the repayment of the loan (including interest and reimbursement of associated tax liabilities), as Mr. Samples was still employed by us.

         In March 2000, a limited number of our employees obtained interest-bearing loans in an approximate aggregate principal amount of
(euro)2 million from a commercial bank to purchase shares in our initial public offering. The shares purchased by these employees were pledged to the bank as a security for the repayment of the loans. In connection with these loans, we entered into certain arrangements with these employees and the lending bank, including indemnity letters under which we agreed to pay the lending bank the amount of any shortfalls from the amount payable on these loans (including interest); that is, the difference between the amount due for repayment and the proceeds of the sale of the pledged shares. In accordance with their terms, the loans matured in September 2001. In August 2001, the employees decided to prepay the loans prior to the maturity date. On August 16, 2001 the commercial bank sold the 111,827 Ordinary shares pledged to it by the employees and used the proceeds from such sale to reimburse the amount of the loans. We paid to the lending bank the amount of approximately (euro)1.8 million, which represented the difference between the proceeds of the sale of the pledged sales and the amount due for repayment on the maturity of the loans.

         Tax equalization payments

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




         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 2001 and 2000

         Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

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




                       INDEX TO FINANCIAL STATEMENTS




COMPLETEL EUROPE N.V. AND SUBSIDIARIES Independent Auditors'
Report...................................................................  F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000.............  F-2

Consolidated Statements of Operations for the Years Ended
December 31, 2001, 2000 and 1999.........................................  F-3

Consolidated Statements of Shareholders' Equity for the Years
Ended December 31, 2001, 2000 and 1999 ..................................  F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001, 2000 and 1999.........................................  F-6

Notes to Consolidated Financial Statements...............................  F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of CompleTel Europe N.V.:

         We have audited the accompanying consolidated balance sheet of CompleTel Europe N.V. (an N.V. registered in the Netherlands) and subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statement of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompleTel Europe N.V. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been experiencing recurring losses from operations and expects to fully utilize its existing cash resources by the end of the third quarter of 2002, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in Note 2, the accompanying 2001 consolidated financial statements have been restated.



                                            Deloitte & Touche Accountants

Amstelveen, The Netherlands,
September 12, 2002.



                                        COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                             (Stated in thousands of euro, except share and per share amounts)

                                                                                                    December 31,       December 31,
                                                                                                            2001               2000
                                                                                                            ----               ----
                                                                 ASSETS
      CURRENT ASSETS:
           Cash and cash equivalents........................................................        (euro)81,613      (euro)361,698
           Short-term investments, restricted...............................................              16,694             28,030
           Accounts receivable, net of allowance for doubtful receivables of(euro)1,530 and
             (euro)733, as of December 31, 2001 and 2000, respectively......................              15,757             13,883
           Affiliate receivables............................................................               2,121              1,500
           VAT receivables..................................................................              24,472             41,900
           Prepaid expenses and other current assets........................................              11,494             12,986
                                                                                                       ---------           --------
                  Total current assets......................................................             152,151            459,997
                                                                                                       ---------           --------


      NON-CURRENT ASSETS:
           Property and equipment, net......................................................             277,807            298,623
           Licenses and other intangibles, net of accumulated
               amortization of(euro)640 and(euro)611, respectively..........................               7,897              6,858
           Deferred financing costs, net....................................................               7,525             15,129
           Non-current investments, restricted..............................................               8,085             41,709
           Other non-current assets.........................................................               2,525              2,465
                                                                                                       ---------           --------
                Total non-current assets....................................................             303,839            364,784
                                                                                                         -------            -------

      TOTAL ASSETS..........................................................................       (euro)455,990      (euro)824,781
                                                                                                   =============      =============




                                                  LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES:
           Network vendor payables..........................................................        (euro)37,356       (euro)54,341
           Accrued liabilities .............................................................              11,640             26,184
           Accrued payroll..................................................................              10,256              7,900
           Trade accounts payable...........................................................              45,694             37,600
           Affiliate payables...............................................................               1,393              2,199
                                                                                                       ---------           --------
                Total current liabilities...................................................             106,339            128,224
                                                                                                       ---------           --------

      LONG-TERM DEBT........................................................................             227,735            280,597

      COMMITMENTS AND CONTINGENCIES (Note 7)

      SHAREHOLDERS' EQUITY:
           Ordinary shares, nominal value (euro).10 per share, 383,332,650 shares authorized; 160,555,222 shares issued and
                  outstanding at December 31, 2001 and
                  2000, respectively........................................................              16,055             16,055
           Additional paid-in capital.......................................................             690,093            706,821
           Deferred compensation............................................................            (11,192)           (33,196)
           Other cumulative comprehensive loss..............................................                 747              1,019
           Accumulated deficit..............................................................           (558,234)          (259,185)
           Treasury stock, at cost (Note 4).................................................            (15,553)           (15,554)
                                                                                                       ---------           --------
      TOTAL SHAREHOLDERS' EQUITY............................................................             121,916            415,960
                                                                                                       ---------           --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................................       (euro)455,990      (euro)824,781
                                                                                                   =============      =============

          The accompanying notes are an integral part of these consolidated balance sheets.


                                                  COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Stated in thousands of euro, except share and per share amounts)

                                                              Year Ended
                                                           December 31, 2001           Year Ended              Year Ended
                                                              (Restated)           December 31, 2000        December 31, 1999
                                                          --------------------    ---------------------    --------------------
REVENUE.............................................      (euro)       75,939      (euro)       22,951       (euro)      1,903

OPERATING EXPENSES:
   Network costs, excluding depreciation............                   66,131                   23,162                   1,818
   Selling, general and administrative (excluding non-
      cash compensation charges)....................                   61,863                   49,839                  23,916
   Allocated costs from an affiliate................                    5,402                   12,090                   6,195
   Non-cash compensation charges....................                    2,844                   55,397                     634
   Depreciation and amortization....................                   28,520                   14,472                   3,600
   Restructuring, impairment and other charges......                    6,049                        -                       -
                                                          --------------------    ---------------------    --------------------
         Total operating expenses...................                  170,809                  154,960                  36,163
                                                          --------------------    ---------------------    --------------------

OPERATING LOSS......................................                  (94,870)                (132,009)                (34,260)
                                                          --------------------    ---------------------    --------------------

OTHER INCOME (EXPENSE):
   Interest income..................................                   12,728                   22,186                   2,388
   Interest expense, net of capitalized interest....                  (29,485)                 (28,968)                 (7,887)
   Foreign exchange loss and other expense..........                   (8,173)                 (18,806)                 (2,367)
                                                          --------------------    ---------------------    --------------------
         Total other income (expense)...............                  (24,930)                 (25,588)                 (7,866)
                                                          --------------------    ---------------------    --------------------

NET LOSS FROM CONTINUING OPERATIONS                                  (119,800)                (157,597)                (42,126)

DISCONTINUED OPERATIONS:
   Loss from discontinued operations................                 (225,417)                 (43,681)                 (7,664)
                                                          --------------------    ---------------------    --------------------

LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........                 (345,217)                (201,278)                (49,790)

EXTRAORDINARY ITEM - Gain on early extinguishment
   of debt..........................................                   46,168                    1,053                       -

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE.............................                        -                     (263)                       -
                                                          --------------------    ---------------------    --------------------
NET LOSS                                                  (euro)    (299,049)      (euro)     (200,488)      (euro)     (49,790)
                                                          ====================    =====================    ====================

BASIC AND DILUTED LOSS PER ORDINARY
   SHARE...........................................       (euro)       (1.90)      (euro)        (1.34)      (euro)       (0.50)
                                                          ====================    =====================    ====================

WEIGHTED AVERAGE NUMBER OF ORDINARY
   SHARES OUTSTANDING..............................              157,417,898              149,806,721              99,056,060
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


                                                           COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     (Stated in thousands of euro, except share amounts)


                                                                                                                Other
                                                                              Additional                       Cumulative
                                                     Ordinary Shares           Paid-in        Deferred       Comprehensive
                                                 Number          Amount        Capital      Compensation         Loss
                                              -------------    ----------- --------------   -------------   ---------------
BALANCE, January 1, 1999....................    24,444,820  (euro)  2,444  (euro)  1,880    (euro)   (462)    (euro)   (137)
 Issuance of Ordinary shares in connection
 with corporate reorganization..............    73,537,325          7,354         43,512                -                 -
 Issuance of Ordinary shares in connection
 with Units Offering........................     7,375,000            738          3,266                -                 -
 Issuance of Ordinary shares in connection
 with capital contributions.................    20,775,915          2,077         39,597                -                 -
 Deemed contributions by LLC related to
 allocation of non-cash compensation
 charges ...................................             -              -          2,055           (2,055)                -
 Issuance of stock options..................             -              -         26,153          (26,153)                -
 Amortization of deferred compensation .....             -              -              -              634                 -
 Cumulative translation adjustment..........             -              -              -                -               865
 Net loss...................................             -              -              -                -                 -
                                              -------------    ----------- --------------   -------------   ---------------
BALANCE December 31, 1999...................   126,133,060         12,613        116,463          (28,036)              728

 Issuance of Ordinary shares in connection
 with initial public offering, net of
 underwriters' discount and offering costs..    31,280,000          3,128        509,408                -                 -
 Deemed contributions by LLC related to
 allocation of non-cash compensation
 charges...................................              -              -         66,832          (60,493)                -
 Issuance of stock options, net of
 forfeited stock options....................             -              -         (1,122)           1,122                 -
 Amortization of deferred compensation......             -              -              -           54,211                 -
 Issuance of Ordinary shares as
 consideration for LLC units................     3,142,162            314         15,240                -                 -
 Cumulative translation adjustment..........             -              -              -                -               291
 Net loss...................................             -              -              -                -                 -
                                              -------------    ----------- --------------   -------------   ---------------

BALANCE, December 31, 2000..................   160,555,222         16,055        706,821          (33,196)            1,019
 Deemed contributions by LLC related to
 allocation of non-cash compensation
 charges...................................              -              -        (16,744)           9,496                 -
 Exercise of stock options.................              -              -             16                -                 -
 Amortization of deferred compensation.....              -              -              -           12,508                 -
 Cumulative translation adjustment ........              -              -              -                -              (272)
 Net loss..................................              -              -              -                -                 -
                                              -------------    ----------- --------------   -------------   ---------------
BALANCE, December 31, 2001.................    160,555,222  (euro) 16,055  (euro)690,093    (euro)(11,192)   (euro)     747
                                              =============    =========== ==============   =============   ===============




                                                             Treasury           Total
                                                Accumulted  Stock at Cost    Comprehensive
                                                 Deficit     (Note 4)           Loss             Total
                                            --------------- -------------   ---------------- -------------

BALANCE, January 1, 1999....................(euro)   (8,907)   (euro)  -   (euro)   (6,645) (euro)(5,182)
 Issuance of Ordinary shares in connection
 with corporate reorganization..............              -            -                 -        50,866
 Issuance of Ordinary shares in connection
 with Units Offering........................              -            -                 -         4,004
 Issuance of Ordinary shares in connection
 with capital contributions.................              -            -                 -        41,674
 Deemed contributions by LLC related to
 allocation of non-cash compensation
 charges ...................................              -            -                 -             -
 Issuance of stock options..................              -            -                 -             -
 Amortization of deferred compensation .....              -            -                 -           634
 Cumulative translation adjustment..........              -            -               865           865
 Net loss...................................        (49,790)           -           (49,790)      (49,790)
                                            --------------- -------------   ---------------- -------------
BALANCE December 31, 1999...................        (58,697)           -           (48,925)       43,071

 Issuance of Ordinary shares in connection
 with initial public offering, net of
 underwriters' discount and offering costs..              -            -                 -      512,536
 Deemed contributions by LLC related to
 allocation of non-cash compensation
 charges...................................               -            -                 -        6,339
 Issuance of stock options, net of
 forfeited stock options....................              -            -                 -            -
 Amortization of deferred compensation......              -            -                 -       54,211
 Issuance of Ordinary shares as
 consideration for LLC units................              -      (15,554)                -            -
 Cumulative translation adjustment..........              -            -               291          291
 Net loss...................................       (200,488)           -          (200,488)    (200,488)
                                            --------------- -------------   ---------------- -------------

BALANCE, December 31, 2000..................       (259,185)     (15,554)         (200,197)     415,960
 Deemed contributions by LLC related to
 allocation of non-cash compensation
 charges...................................               -            -                 -       (7,248)
 Exercise of stock options.................               -            1                 -           17
 Amortization of deferred compensation.....               -            -                 -       12,508
 Cumulative translation adjustment ........               -            -              (272)        (272)
 Net loss..................................        (299,049)           -          (299,049     (299,049)
                                            --------------- -------------   ---------------- -------------
BALANCE, December 31, 2001.................  (euro)(558,234)(euro)(15,553)  (euro)(299,321)  (euro)121,916
                                            =============== =============   ================ =============


The accompanying notes are an integral part of these consolidated financial statements.

                             Page F-4 and F-5


                                                   COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Stated in thousands of euro)

                                                            Year Ended               Year Ended                  Year Ended
                                                         December 31, 2001        December 31, 2000          December 31, 1999
                                                       ----------------------  ------------------------   -------------------------
 OPERATING ACTIVITIES:
 Loss from continuing operations....................                (73,632)                 (156,807)                    (42,126)
   Adjustments to reconcile loss from continuing
   operations to net cash flows provided by
   continuing operating activities:
     Depreciation and amortization..................                  28,520                    14,472                       3,600
     Non-cash compensation expense..................                   2,844                    55,397                         634
     Accretion of senior discount notes.............                  13,347                    10,932                       7,617
     Amortization of deferred financing costs.......                   1,596                     2,081                         226
     Gain on early extinguishment of debt...........                (46,168)                   (1,053)                           -
     Foreign exchange loss..........................                   6,926                    12,188                       1,849
     Changes in operating assets and liabilities net
     of the effects of acquisitions:
       Increase in accounts receivable..............                      87                  (10,657)                       (798)
        Decrease (increase) in prepaid expenses,
         VAT receivables and other current assets...                   9,167                  (29,361)                     (5,703)
       Decrease (increase) in other non-current assets                   370                     (647)                       (586)
       Increase in accrued liabilities and trade
       accounts payable ............................                   5,532                   28,299                      13,794
       Decrease in net affiliate payables/Receivables                  1,205                   (1,409)                     (6,864)
                                                       ----------------------  ------------------------   -------------------------
     Net cash used in continuing operations.........                (50,206)                  (76,565)                    (28,357)
     Net cash used in discontinued operations.......                (52,625)                  (20,325)                    (11,234)
                                                       ----------------------  ------------------------   -------------------------
 Net cash flows used in operating activities........               (102,831)                  (96,890)                    (39,591)
                                                       ----------------------  ------------------------   -------------------------

INVESTING ACTIVITIES:
   Expenditures for property and equipment..........               (149,852)                 (227,496)                    (93,009)
   Increase (decrease) in network vendor payables...                (16,985)                   25,748                      27,514
   Expenditures for licenses and other intangibles..                   (936)                   (2,705)                     (4,135)
    Acquisitions, net of cash acquired..............                (12,886)                        -                           -
   Offering proceeds and investment earnings placed
   in escrow........................................                      -                   (69,739)                    (70,146)
   Proceeds from escrowed offering and investment
     earnings.......................................                 33,624                         -                      70,146
                                                       ----------------------  ------------------------   -------------------------
 Net cash flows used in investing activities........               (147,035)                 (274,192)                    (69,630)
                                                       ----------------------  ------------------------   -------------------------

FINANCING ACTIVITIES:
   Net proceeds from senior discount notes..........                      -                         -                      63,063
   Proceeds from issuance of Ordinary shares and
     subsequent capital contribution................                      -                         -                      96,544
   Net proceeds from initial public offering........                      -                   512,536                           -
   Net proceeds from senior notes...................                      -                   192,995                           -
   Repurchase of senior discount notes..............                      -                   (14,867)                          -
   Repurchase of senior notes from cash and cash
     equivalents....................................                (11,236)                        -                           -
   Repurchase of senior notes from restricted
   investments......................................                (17,721)                        -                           -
   Deferred financing costs.........................                   (722)                  (11,902)                     (3,997)
                                                       ----------------------  ------------------------   -------------------------
Net cash flows provided by (used in) financing
   activities.......................................                (29,679)                   678,762                     155,610
                                                       ----------------------  ------------------------   -------------------------

   Effect of exchange rates on cash.................                   (540)                                                 9,254
                                                       ----------------------  ------------------------   -------------------------
                                                                                               (3,097)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (280,085)                   304,583                      55,643

CASH AND CASH EQUIVALENTS, beginning of
   period...........................................                 361,698                    57,115                       1,472
                                                       ----------------------  ------------------------   -------------------------

CASH AND CASH EQUIVALENTS, end of period............    (euro)        81,613    (euro)         361,698     (euro)           57,115
                                                       ======================  ========================   =========================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest.............................    (euro)        25,488    (euro)          14,000                           -
 Cash paid for taxes................................                       -                         -                           -

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

         Since its inception, the Company has generated operating losses and negative cash flow from its operating activities. The Company expects to continue to experience operating losses and negative cash flows from operations until it establishes a sufficient revenue-generating customer base. While the Company is experiencing growth in its core retail activity in France, and believes that this trend will continue, during 2001 and beginning of 2002 it observed signs of general weakness in the European markets for wholesale carrier and dial-up Internet access and Internet data center services. In light of these adverse market conditions, the Company implemented reorganization and restructuring measures in order to adjust its operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, the Company implemented a major downsizing of its German operations in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). Further, in April 2002, in connection with its planned recapitalization as described below, the Company decided to sell its entire German operations, which sale was completed in early May 2002 (see Note 3, Discontinued Operations). In addition, faced with a significant downturn in the web hosting market, linked to the collapse of the ".com" market and installed hosting overcapacity in Europe, the Company decided to scale down the Internet data center operations it had launched in France, Germany and the United Kingdom. In France, the Company decided to integrate these activities with its retail businesses, while in Germany and the United Kingdom the Company has exited these markets by selling its entire operations in these countries in May 2002.

         Having decided to concentrate its efforts solely in France, the Company closed its London offices and simplified its corporate headquarters structure at the end of the second quarter of 2002. The Company also launched ongoing measures to further reduce its selling, general and administrative expenses in corporate headquarters functions and Internet data center operations.

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

The Company's Recapitalization Plan

         On May 15, 2002, the Company signed an agreement (the "Restructuring Agreement") in support of a recapitalization plan (the "Recapitalization") with an ad hoc committee of holders of its 14% senior discount notes due 2009 and 14% senior notes due 2010 (collectively, the "Notes"), constituting over 75% of the Company's outstanding Notes and with Meritage Private Equity Funds ("Meritage") and DeGeorge Telcom Holdings ("DeGeorge Telcom"), two of the Company's principal shareholders. The Recapitalization will involve:

         o        a debt for equity swap in respect of the outstanding
                  Notes,

         o the return to the holders of the senior notes due 2010 of the outstanding balance in the escrow account established to provide funds for interest payments on these senior notes, and

         o equity investments at the closing of the Recapitalization of approximately(euro)42.8 million, in the aggregate.

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

         Exchange of the Notes for Convertible Preferred B shares and Ordinary shares. The outstanding Notes will be exchanged for Convertible Preferred B shares and Ordinary shares together representing approximately 39% of CompleTel Europe's share capital that the Company estimates would be outstanding at the close of the Recapitalization (excluding the C shares described below). Pursuant to the terms of the Company's 14% senior notes due 2010, the outstanding balance in the escrow account established to provide funds for interest payments on those notes in September 2002 (approximately (euro)16.8 million) was distributed to holders of those notes.

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

         The Company will pay a dividend equal to 11% per annum, compounded quarterly, calculated over an amount of (euro)2,010.00 per share to the holders of Convertible Preferred A shares and Convertible Preferred B shares during the period commencing July 1, 2004, and until their cancellation or conversion in accordance with their terms. Assuming 21,313 Convertible Preferred A shares and 14,926 Convertible Preferred B shares are issued (that is, after giving effect to the investment of (euro)42.8 million in equity investments that the Company anticipates receiving at the closing of the Recapitalization, and after giving effect to the 100-to-one reverse split of the Preferred shares) and that none of the Convertible Preferred A shares and Convertible Preferred B shares are converted or cancelled prior to July 1, 2004, the aggregate annual dividend payable in respect of the Convertible Preferred A shares and Convertible Preferred B shares would be approximately (euro)8.3 million commencing in 2005.

         In accordance with their respective terms, in the event of a liquidation of CompleTel Europe, the Convertible Preferred A shares will rank senior to the Convertible Preferred B shares, which, will rank senior to CompleTel Europe's Ordinary shares. In addition, upon liquidation, the Convertible Preferred A shares and Convertible Preferred B shares will be entitled to receive, prior to any distribution in respect of the Ordinary shares, an amount in cash equal to (euro)2010.00 per share (after giving effect to the Company's intended reverse share splits), or approximately
(euro)72.8 million in the aggregate. Furthermore, on August 20, 2002, CompleTel Europe's extraordinary general meeting of shareholders adopted a resolution to authorize the redemption, on July 1, 2007, of all of the Convertible Preferred A shares and Convertible Preferred B shares to be issued as part of the Recapitalization, in accordance with their terms. Upon the redemption of the Preferred shares, their holders will be entitled to receive a redemption value of (euro)6,030.00 per share (after giving effect to the 100-to-one reverse split of the Preferred shares). If at such time the Company does not have access to sufficient funds to redeem all the then outstanding Preferred shares, the holders of Convertible Preferred A shares shall have the right to receive (euro)2,010.00 per share. After the Company similarly pays the holders of Convertible Preferred B shares, the Company will distribute any remaining surplus proportionally to the holders of Convertible Preferred A shares and Convertible Preferred B shares up to the remaining balance of (euro)4,020.00 per share. Assuming 21,313 Convertible Preferred A shares and 14,926 Convertible Preferred B shares are issued (after giving effect to the 100-to-one reverse split of the Preferred shares) and that none of the Convertible Preferred A shares and Convertible Preferred B shares are converted prior to the redemption date, the aggregate redemption value due on the Convertible Preferred A shares and Convertible Preferred B shares would be approximately (euro)218.5 million.

         Potential additional equity investments. The Restructuring Agreement also contemplates that up to an additional (euro)3.3 million may be invested in the form of the exercise of warrants for Ordinary shares (which warrants are to be issued to the Company's existing shareholders), and that up to (euro)1.0 million may be invested by the Company's management and senior employees in return for the issuance of Convertible Preferred A shares and Ordinary shares. In the event that warrants expire unexercised, the Company has undertaken to make the Ordinary shares underlying those warrants available for subscription by the holders of its Convertible Preferred A Shares and Convertible Preferred B Shares. The Company has received a commitment from an institutional investor to take up approximately 51% of these subscription rights, if they are offered.

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

         Conditions. The completion of the recapitalization is subject to, among other things:

         o the approval of the Recapitalization by the Company's existing shareholders, which approval took place at the Company's extraordinary general meeting of shareholders held on August 20, 2002;

         o the approval of at least 75% of the Company's admitted creditors, by value, which approval took place at the meeting of creditors held on June 24, 2002;

         o the final sanction of the Dutch courts, which occurred on September 4, 2002;

         o the closure or sale of the Company's operations outside of France, which occurred in May 2002; and

         o        other customary conditions.

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

The Company's Organization

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

                                    F10

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

         Following CompleTel Europe's initial public offering ("IPO") (see
Note 5), LLC commenced certain transactions that provided its members the ability to hold their interests in CompleTel Europe directly rather than indirectly. In December 2000, an aggregate 61,671,987 shares of CompleTel Europe were distributed to members of LLC. As a result of this distribution and the contribution transaction described in Note 4, LLC no longer exercises majority voting control over CompleTel Europe and CompleTel Europe is not a consolidated entity in the financial statements of LLC, effective December 1, 2000. CompleTel L.L.C. is therefore not preparing consolidated financial statements including CompleTel Europe N.V. for the fiscal year 2001.


(2) Summary Of Significant Accounting Policies

Basis of Presentation


         The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.


Restatement

         These consolidated financial statements have been restated. The restatement relates to the reporting of the operating results of the Company's German and U.K. operations in discontinued operations (see Note
3). In addition, the restatements relates to the reclassification of an expense of approximately (euro)1.7 million associated with the repayment in 2001 of certain loans made to senior employees and the reclassification of an expense of approximately (euro)1.4 million associated with the forgiveness of a loan, plus accrued interest and applicable taxes, to a former executive officer of the Company. These expenses, which are described more fully in Note 4 are included in the consolidated statement of operations in selling, general and administrative expense and were previously included in other expenses.

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

Cash and Cash Equivalents


         For purposes of reporting cash flows, the Company considers commercial paper with original maturities of ninety days or less at the date of acquisition to be cash equivalents.


Current, Non-current Investments, Restricted


         Restricted investments include investments in euro-denominated securities related to the Senior Notes (Note 6) and have been classified based on the expected expiration of such requirements.


Accounts Receivable


         Customer accounts receivable represent receivables from the Company's services, less an allowance for doubtful receivables based on the Company's assessment of probable loss related to overdue accounts receivable. The following table reflects the movement in the Company's allowance for doubtful receivables (in thousands):



                                                                                          2001               2000
                                                                                          ----               ----
Allowance for doubtful receivables, beginning of year .....................          (euro)733           (euro)31
Additional provisions......................................................              4,748                702
Receivables write-offs.....................................................            (3,951)                  -
                                                                                       -------            -------
Allowance for doubtful receivables, end of year............................        (euro)1,530          (euro)733
                                                                                   ===========          =========

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

                                                                                           Estimated
                                                                                           Useful Life
                                                                                           -----------

Network equipment...................................................................       3 to 8 years
Office furniture and equipment......................................................       5 years
Computer equipment and software.....................................................       3 to 5 years
Leasehold improvements..............................................................       9 to 12 years
Buildings...........................................................................       20 years

         Property and equipment consisted of the following (in thousands):

                                                                                            December 31,
                                                                                            2001         2000

Network equipment................................................................... (euro)276,206 (euro)207,587
Office furniture and equipment......................................................         3,602         5,186
Computer equipment and software.....................................................         7,152        10,891
Leasehold improvements..............................................................         4,096         8,239
Materials and supplies ............................................................          5,525         8,429
Buildings...........................................................................           205           205
                                                                                         --------- -------------

Property and equipment, in service..................................................       296,786       240,537
Less: accumulated depreciation......................................................      (49,573)      (24,963)
                                                                                          --------    ----------

Property and equipment, in service, net.............................................       247,213       215,574
Construction in progress............................................................        30,594        83,049
                                                                                          --------    ----------

Property and equipment, net......................................................... (euro)277,807 (euro)298,623
                                                                                     ============= =============




Network Equipment

         Network equipment costs include the network plant equipment installed and portions of labor involved in the installation of the Company's core MANs and the extensions from the core MAN to buildings and sites where potential customers may be located. The Company depreciates its network equipment over periods ranging from 3 years for network support equipment to 8 years for switch equipment and network transmission equipment.


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

License Costs and Other Intangibles


         The Company capitalizes third-party direct costs associated with obtaining licenses. Capitalized license costs are amortized at commencement of operations over the lives of the related licenses, ranging from 15 to 25 years on a straight-line basis.


         The excess of investments in consolidated subsidiaries over the net fair value of the tangible assets at acquisition is amortized on a straight-line basis over an average life of ten years.

Recoverability of Long-Lived Assets


         The Company evaluates the carrying value of its long-lived assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. If an asset, which is expected to be held and used, is determined to be impaired, then the asset would be written down to its fair market value based on the present value of the discounted cash flows related to such asset. Measurement of an impairment loss for an asset held for sale would be based on its fair market value less the estimated costs to sell. In accordance with this policy, as of December 31, 2001, the Company assessed all of its network assets and consequently recorded impairment losses in 2001 totaling (euro)130.3 million in Germany and (euro)12.4 in the United Kingdom (see Note 11).


Revenue Recognition

         Revenue related to non-installation services offered by the Company is recognized in the period the services are delivered.


         Installation revenue is initially deferred upon installation and invoicing of the service and recognized as revenue over the expected life of the service.

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

         The Company's three largest customers generated approximately 19% and 21% of its revenue for the years ended December 31, 2001 and 2000, respectively. The Company's largest customer generated slightly over 14% and 10% of total revenue for those years, respectively.


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


         The following table presents carrying amounts and fair values for the Company's financial instruments (in thousands):


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

Basic and Diluted Loss Per Ordinary Share


         Basic loss per Ordinary share is determined by dividing net loss by the weighted average number of Ordinary shares outstanding during each period. Diluted loss per share includes the effects of potentially issuable Ordinary shares, but only if dilutive. Because the Company was in a loss position in 2001, 2000 and 1999, there are no differences between basic and diluted loss per Ordinary share for the Company through December 31, 2001. Under the Company's employee incentive plans 213,928 and 99,482 shares were exercisable as of December 31, 2001 and 2000, respectively, and no shares where exercisable as of December 31, 1999. The weighted average Ordinary shares outstanding for 2000 excludes the issuance in November 2000 of 3,142,162 Ordinary shares for LLC units contributed to the Company (See
Note 4).


         For the years ended December 31, 2001, 2000 and 1999, basic and diluted loss per Ordinary share is comprised of the following:


                                                                                   2001          2000        1999
                                                                                   ----          ----        ----
  Loss from continuing operation................................................(euro)(0.76) (euro)(1.06)  (euro)(0.42)
  Loss from discontinued operations.............................................      (1.43)       (0.29)        (0.08)
  Extraordinary item............................................................       0.29         0.01             -
  Cumulative effect of change in accounting principle...........................          -            -             -
                                                                                -----------  ------------  ------------
  Basic and diluted loss per Ordinary share.....................................(euro)(1.90) (euro)(1.34)  (euro)(0.50)
                                                                                ============ ============  ============


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

         Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the consolidated statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into euro that result in unrealized gains or losses are recorded net of tax and referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity.

         Transactions denominated in currencies other than the local functional currency of the Company's operating subsidiaries, including U.S. dollar denominated intercompany accounts and notes payable to LLC and Management Co., are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

Accounting for Derivative Instruments and Hedging Activities


         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. The adoption, on January 1, 2001, of SFAS 133 did not have a material impact on the financial position or operating results of the Company.


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

         Under SFAS 142, goodwill will no longer be amortized on a straight-line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as an operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". Under SFAS 142, intangible assets with indefinite lives will not be amortized. Instead, they will be carried at the lower of cost or market value and be tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.



         The Company adopted SFAS 141 and 142 effective January 1, 2002. The adoption of these statements did not have a material impact on its results of operations, financial position, or cash flows.


         The goodwill amortization expense and net loss of the Company for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):




                                                                     Year Ended December 31,
                                                    ----------------------------------------------------------
                                                           2001                2000               1999
                                                    ------------------- ------------------- ------------------
Reported net loss                                        (299,049)           (200,488)           (49,790)
     Add back: goodwill amortization..............            305                 441                179
Adjusted net loss ................................       (298,744)           (200,047)           (49,611)
                                                    =================== =================== ==================
Reported net loss per share.......................          (1.90)              (1.34)             (0.50)
                                                    =================== =================== ==================
Adjusted net loss per share.......................          (1.90)              (1.34)             (0.50)
                                                    =================== =================== ==================


         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". While it supersedes APB Opinion 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB Opinion 30") it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS No. 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS No. 144 also establishes criteria for determining when an asset should be treated as held for sale.

         SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. Other than the restatement of the Company's financial statements to report the results of its German and U.K. operations, which were disposed of in May 2002, in discontinued operations the adoption of SFAS 144 on January 1, 2002 did not have a material impact on the Company's results of operations, financial position, or cash flows.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt" and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 applies to fiscal years beginning after May 15, 2002. The company anticipates that the adoption of SFAS 145 will not have a material impact on the Company's results of operations, financial position, or cash flows.

(3) Discontinued Operations

         During 2001 and beginning of 2002 the Company observed signs of general weakness in the European markets for carrier and dial-up Internet access and Internet data center services. In light of these adverse market conditions, the Company implemented reorganization and restructuring measures in order to adjust its operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, as described in Note 11, the Company implemented a major downsizing of its German operations in the fourth quarter of 2001 in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). Finally, in April 2002, in connection with its planned recapitalization as described in Note 1, the Company decided to sell its entire German and U.K. operations.

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

         The Company has accounted for these transactions in accordance with SFAS 144. While SFAS 144 supercedes APB Opinion 30, it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). In the sale transactions of both the German operations and U.K. operations, both conditions of qualifying as a component of an entity are met, that is,
(a) the operations and cash flows of the component have been eliminated from the ongoing operations of the Company as a result of the disposal transaction, and (b) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.

         The following table presents the components of discontinued operations, as reflected in the accompanying consolidated statements of operations (in thousands):


                                                               Year Ended December 31,
                                                        2001             2000            1999
                                                        ----             ----            ----
Revenue                                         (euro)21,970      (euro)8,589       (euro)958
Operating expenses                                  (244,405)         (52,351)         (7,577)
                                              ---------------   --------------   -------------
   Operating loss                                   (222,435)         (43,762)         (6,619)
Other income (expense)                                (2,982)               81         (1,045)
                                              ---------------   --------------   -------------
Loss from discontinued operations             (euro)(225,417)   (euro)(43,681)   (euro)(7,664)
                                              ===============   ==============   =============

         Upon the sale of the German and U.K. operations in May 2002, the Company recognized a loss of 3.9 million. The carrying values of the sold assets, as of December 31, 2001 and 2000, were (euro)43.2 million and
(euro)164.0 million, respectively. These assets primarily consisted of property plant and equipment. The carrying values of the sold liabilities, as of December 31, 2001 and 2000, were (euro)38.4 million and (euro)54.5 million, respectively, and consisted of accounts payable and accrued liabilities. Note 11 sets forth further discussion concerning the impairment and restructuring charges relating to the Company's discontinued operations.


(4) Related Party Transactions

Employee Loans

         In March 2000, iPcenta Limited, a wholly-owned indirect subsidiary of the Company, loaned one of the Managing Directors and the President of its subsidiary, CompleTel UK Limited, the principal amount of U.S.$206,500 ((euro)220,000) to purchase common units of LLC. The principal amount, together with accumulated interest at the rate of 7% compounded semi-annually, was to become due and payable on the earlier of (a) January 15, 2003, (b) 30 days after a termination for cause, or (c) 90 days after any termination of employment. The common units were subject to vesting and forfeiture provisions and will, if vested, entitle the Managing Director to receive a pro rata number of its Ordinary shares when and if LLC is liquidated. In accordance with the terms of the loan, iPcenta forgave a pro rata portion of the principal and interest on the note as the common units vest or upon forfeiture. In addition, iPcenta reimbursed the Managing Director for tax liabilities arising as a result of this arrangement. The Company forgave a total of (euro)179,880 of this loan, including principal and interest and reimbursement of associated tax liabilities. Following the termination of the Managing Director's employment with the Company in late May 2001, approximately (euro)101,752 of the loan became due and payable. This amount was settled by the Managing Director by transferring to the Company, LLC units he owned, representing 42,914 Ordinary shares and having market value equal to the amount due for repayment as of the date of transfer.

         In March 2000, a limited number of the Company's employees obtained interest bearing loans in an approximate aggregate principal amount of (euro)2 million from a commercial bank to purchase shares in the Company's IPO. The shares purchased by these employees were pledged to the bank as a security for the repayment of the loans. In connection with these loans, the Company has entered into certain arrangements with these employees and the lending bank, including indemnity letters under which the Company agreed to pay the lending bank the amount of any shortfalls from the amount payable on these loans (including interest), that is, the difference between the amount due for repayment and the proceeds of the sale of the pledged shares. In accordance with their terms, the loans matured in September 2001. In August 2001, the employees decided to prepay the loans prior to the maturity date. On August 16, 2001 the commercial bank sold the 111,827 Ordinary shares pledged to it by the employees and used the proceeds from such sale to repay the amount of the loans. The Company paid to the lending bank the amount of approximately (euro)1.8 million, which represented the difference between the proceeds of the sale of the pledged sales and the amount due for repayment on the maturity of the loans. The charge related to this repayment has been included in selling, general and administrative expense in the accompanying 2001 consolidated statement of operations.

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

         In April 2001, the Company granted Timothy Samples, its then Chief Executive Officer ("CEO"), an incentive bonus, which was structured as a loan agreement, pursuant to which the Company made a (euro)865,000 forgivable loan to the CEO. The loan accrued interest at 6%, compounded quarterly, and became due February 28, 2002. In accordance with its terms, the repayment of the loan (including interest and reimbursement of associated tax liabilities) has been forgiven by the Company, as the CEO was still employed by the Company. The charge related to the forgiveness of this loan has been included in selling, general and administrative expense in the accompanying 2001 statement of operations.


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

(5) Initial Public Offering

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

(6) Indebtedness

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

Senior Notes Offering


         In April 2000, the Company completed an offering of an aggregate
(euro)200 million 14% senior notes due 2010 (the "Senior Notes"). A portion of the proceeds were used to repurchase $27.0 million ((euro)27.6 million) principal amount at maturity of the Senior Discount Notes. To comply with Netherlands laws, the Senior Notes were guaranteed by LLC on a senior, unsecured basis. In March 2001, this guaranty terminated. The Company lent approximately (euro)78.0 million of the initial net proceeds to a wholly-owned subsidiary, which used the funds to invest in a portfolio of securities which was pledged as security for interest payments on the Senior Notes. The proceeds of these pledged securities were to be used to make the first six interest payments on the Senior Notes. The remaining proceeds from the Senior Notes offering have been used to fund the further deployment of the Company's networks in existing markets, to fund net operating losses and for general and corporate purposes.


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

         Long-term debt consists of the following (in thousands):

                                                                                                    December 31,
                                                                                                   2001            2000
                                                                                                   ----            ----

      14% Senior Discount Notes, face amount $120.5 million, due 2009, effective rate of interest 15.1%, converted to euro at December 31,
      2001 and 2000
      exchange rates of  0.886 and 0.942, respectively...................................     (euro)99,333 (euro)80,597
      14% Senior Notes, due 2010.........................................................          121,870      200,000
      Other long-term debt...............................................................            6,532               -
                                                                                               ----------- ---------------
                                                                                                  (euro)227,735     (euro)280,597

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


(7) Commitments And Contingencies

Operating Leases, Including Rights-of-Way Agreements

         The Company has entered into various operating lease agreements for network switch locations, office space, employee residences and vehicles. In addition, the Company has entered into various rights-of-way agreements. Future minimum lease obligations related to the Company's operating leases and rights-of-way agreements are as follows for the years ending December 31 (in thousands):


2002.......................................................................................            12,560
2003.......................................................................................             9,708
2004.......................................................................................             7,604
2005.......................................................................................             6,822
2006.......................................................................................             5,444
Thereafter.................................................................................            21,281
                                                                                                       ------
Total......................................................................................      (euro)63,419
                                                                                                 ============


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


(8) Income Taxes

The Netherlands


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

         As of December 31, 2001, CompleTel Netherlands had generated net operating losses ("NOL") carryforwards for income tax purposes totaling approximately (euro)220 million. For Dutch corporate income tax purposes, NOL carryforwards may be carried forward indefinitely. The above-mentioned losses have not been established be decree by the Dutch tax inspector and could therefore be subject to change. The current statutory tax rate for the Netherlands is approximately 34.5%.

Germany

         As of December 31, 2001, CompleTel Germany had generated NOL carryforwards for income tax purposes totaling approximately (euro)105 million. For German income tax purposes, NOL carryforwards may be carried forward indefinitely. The current statutory tax rate for Germany is approximately 40%.

France

         As of December 31, 2001, CompleTel France had no NOL carryforwards for income tax purposes available. For French income tax purposes NOL carryforwards may generally be carried forward for a period of up to five years. Start-up costs are capitalized for French tax purposes. The Company considers the majority of these costs as eligible for the deferred depreciation regime for French tax purposes, resulting in an indefinite carryforward life of the corresponding amortization expense. The current statutory rate for France is 33.1/3%, excluding surcharge.

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

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                             2001                 2000               1999
                                                             ----                 ----               ----
Expected income tax benefit at the weighted average
 statutory rate of 39.56%............................     (euro)118,303       (euro)79,313       (euro)19,697
Stock-based compensation.............................           (2,080)           (23,953)              (256)
Other................................................                --                 --                 77
Valuation allowance..................................         (116,223)           (55,360)           (19,518)
                                                              ---------           --------           --------
 Total income tax benefit............................     (euro)     --       (euro)    --       (euro)    --
                                                      =================    ===============    ===============




         Deferred tax assets are as follows (in thousands):

                                                                             December 31,
                                                                          2001              2000
                                                                          ----              ----
 Deferred tax assets:
   Operating loss carryforwards...................................   (euro)132,130    (euro)73,722
   Capitalized start-up costs.....................................              --             728
   Depreciation and amortization..................................          61,085           3,641
                                                                            ------           -----
 Total deferred tax assets........................................         193,215          78,091
   Less valuation allowance.......................................        (193,215)        (78,091)
                                                                     ------------------------------
   Net deferred taxes.............................................   (euro)     --    (euro)    --
                                                                  ================================

(9) Segment Reporting


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

As of and for the year ended December 31, 2001 (euro, in thousands):


                                                                            CompleTel
                                                           CompleTel       Europe and
                                                              France            Other         Total
           Revenue:
              Retail: voice.......................            29,069                -         29,069
              Retail: Internet & data.............             9,927                -          9,927
             Total Retail.........................            38,996                -         38,996
             Carrier..............................             8,877                -          8,877
             ISP..................................            26,164                -         26,164
           Hosting................................             1,902                           1,902
                Total.............................            75,939                -         75,939
           Adjusted EBITDA........................           (33,514)        (23,943)        (57,457)
           Depreciation and amortization                                                     (28,520)
           Interest expense, net of interest
             income...............................                                           (16,757)
           Foreign exchange gain/loss and other
             expense..............................                                            (8,173)
           Non-cash compensation charges..........                                            (2,844)
           Restructuring, impairment and other
             charges..............................                                            (6,049)
                                                                                            --------
           Net loss from continuing operations....                                          (119,800)
           Loss before extraordinary item and
             cumulative effect of change in
             accounting principle.................           (74,518)        (270,699)      (345,217)
           Total long-lived assets, net...........           236,812           40,995        277,807
           Total assets...........................           285,251          170,739        455,990
           Expenditures for long-lived Assets.....            93,927           14,289        108,216


As of and for the year ended December 31, 2000 (in thousands):

                                                           CompleTel        CompleTel
                                                              France       Europe and
                                                                                Other         Total
           Revenue:
               Retail: voice.....................              6,860                -         6,860
               Retail: Internet & data...........              2,073                -         2,073
             Total Retail........................              8,933                -         8,933
             Carrier.............................              3,727                -         3,727
             ISP.................................              7,901                -         7,901
             Hosting.............................              2,390                -         2,390
               Total.............................             22,951                -        22,951
           Adjusted EBITDA.......................            (54,886)          (7,254)      (62,140)
           Depreciation and amortization                                                    (14,472)
           Interest expense, net of interest
             income...............................                                           (6,782)
           Foreign exchange gain/loss and other
             expense..............................                                          (18,806)
           Non-cash compensation charges..........                                          (55,397)
           Restructuring, impairment and other
             charges..............................                                               --
                                                                                           --------
           Net loss from continuing operations....                                         (157,597)
           Loss before extraordinary item and
             cumulative effect of change in
             accounting principle.................           (89,412)        (111,866)     (201,278)
           Total long-lived assets, net..........            156,004          142,619       298,623
           Total assets..........................            199,950          624,831       824,781
           Expenditures for long-lived Assets....            101,335           10,939       112,274


As of and for year ended December 31, 1999 (in thousands):

                                                            CompleTel       CompleTel
                                                               France      Europe and
                                                                                Other          Total
           Revenue:
               Retail: voice......................                286               -            286
               Retail: Internet & data............                408               -            408
             Total Retail.........................                694               -            694
             Carrier..............................                411               -            411
             ISP..................................                798               -            798
               Total .............................              1,903               -          1,903
           Adjusted EBITDA........................            (27,237)         (2,789)       (30,026)
           Depreciation and amortization                                                      (3,600)
           Interest expense, net of interest
             income...............................                                            (5,499)
           Foreign exchange gain/loss and other
             expense..............................                                            (2,367)
           Non-cash compensation charges..........                                              (634)
           Restructuring, impairment and other
             charges..............................                                                --
                                                                                             -------
           Net loss from continuing operations....                                           (42,126)
           Loss before extraordinary item and
             cumulative effect of change in
             accounting principle.................            (32,824)        (16,966)       (49,790)
           Total long-lived assets, net...........             67,904          24,042         91,946
           Total assets...........................             80,860          95,348        176,208
           Expenditures for long-lived Assets.....             68,854               -         68,854


(10) Employee Incentive Plans


LLC Common Units


         Certain employees of the Company and LLC have purchased common units of LLC for $1 per unit under their executive securities agreements. The common units issued consist of non-performance time vesting units and performance based vesting units. The non-performance based time vesting units generally vest over a four-year period. Vesting for non-performance based time vesting units was accelerated by one year upon the completion of the IPO in March 2000. As discussed in Note 4, certain of these non-performance based time vesting units were contributed to CompleTel Europe in exchange for newly issued CompleTel Europe Ordinary shares, subject to the same vesting provisions of the original issuance of common units. The Company accounts for these awards under APB 25 and related interpretations. Accordingly, the intrinsic value of the non-performance based time vesting units was accounted for at issuance and pushed down to the Company as additional paid-in capital, with an offsetting entry to deferred compensation. The original intrinsic value of the non-performance based time vesting units issued totaled approximately (euro)4.0 million. This deferred compensation is being amortized over the vesting period for the applicable award, generally four years.


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


         The compensation charges described above are included in non-cash compensation charges in the accompanying consolidated statements of operations for the year ended December 31, 2001. Also included in non-cash compensation charges for the year ended December 31, 2001 is (euro)9.5 million resulting from the recognition of deferred compensation on fixed stock option awards granted to the Company's employees and other common units of LLC held by employees subject only to time vesting.

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

         A summary of stock option activity for the Option Plan is as follows:



                                                                       Year Ended                          Year Ended
                                                                   December 31, 2001                   December 31, 2000
                                                                   -----------------                   -----------------
                                                                                 Weighted                               Weighted
                                                                Number of         Average        Number of               Average
                                                                  Shares      Exercise Price       Shares            Exercise Price
                                                                ---------     --------------     ---------           --------------
                                                                                  (euro)                                 (euro)
Outstanding at the beginning of the period...............        3,882,977               6.10      2,035,230                  2.92
Granted during the period................................        5,694,918               2.71      2,512,897                  8.39
Cancelled during the period..............................      (2,134,351)               4.93      (665,150)                  5.02
Exercised during the period..............................          (6,270)               2.92            --                     --
                                                                ---------     --------------     -----------         --------------
Outstanding at the end of the period.....................        7,437,274               3.79      3,882,977                  6.10
                                                                ==========    ===============    ===========         ==============
Exercisable at the end of the period.....................          213,928               6.43         99,482                  2.92
                                                                ==========    ===============    ===========         ==============

         The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                                       Year Ended                         Year Ended
                                                                   December 31, 2001                  December 31, 2000
                                                                   -----------------                  -----------------
                                                                 Number of                         Number of
                                                                  Options          Fair Value        Options          Fair  Value
                                                           ---------------         ----------      ---------          -----------
Exercise Price:
Less than market price...................................              --                  --        383,740               15.45
Equal to market price....................................       5,694,918                1.73      2,129,157                6.19
Greater than market price................................              --                  --             --                  --
                                                           ---------------         ----------      ---------          -----------
Total....................................................       5,694,918                1.73      2,512,897                8.39
                                                           ===============         ==========      =========          ===========





The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2001:

                                                Options Outstanding                           Options Exercisable
                                --------------------------------------------------------------------------------------------
                                                     Weighted
                                                      Average
                                      Number of      Remaining       Weighted Average      Number of                Weighted
                                       Options      Contractual          Exercise           Options               Average Exercise
                                    Outstanding     Life (Years)       Price(euro)        Exercisable              Price (euro)
                                ---------------     ------------     ----------------     -----------             ----------------
Exercise Price Range (euro)
0-4............................       6,027,353             4.70                2.94        115,028                    2.92
4-10...........................       1,001,691             3.95                7.16         53,904                    7.36
10-15..........................         245,730             3.50               12.93         31,873                   12.93
>15............................         162,500             3.25               17.50         13,123                   17.50
                                ---------------     ------------     ----------------     -----------             ----------------
Total..........................       7,437,274             4.46                3.79        213,928                    6.43
                                ===============     ============     ================     ===========             ================

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


                                                                      Year Ended December 31,
                                                                    2001           2000            1999
                                                                    ----           ----            ----
          Risk-free interest rate...........................       4.15%           6.0%            6.4%
          Expected dividend yield...........................          0%             0%              0%
          Expected lives outstanding........................   5.5 years      5.5 years       5.5 years
          Expected volatility...............................       70.0%          70.0%           17.1%

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


(11) Restructuring, Impairment and Other Charges

         In connection with the Company's restructuring efforts during the second half of 2001, the Company recognized approximately (euro)6.0 million in restructuring and impairment charges in its continuing operations. In addition, the Company recognized restructuring and impairment charges, totaling (euro)158.5 million, in its discontinued operations in Germany and the United Kingdom (See Note 3).


         These charges consist of the following (in millions):

Write-down of German and United Kingdom assets.....................       (euro)142.7
Write-down of materials and supplies...............................               6.0
Restructuring charges(1)...........................................              15.8
                                                                                 ----
Total..............................................................       (euro)164.5
                                                                          ===========

--------------------


         (1) Includes (euro)6.0 million of restructuring charges recognized by CompleTel Europe and the Company's French operations and reflected in loss from continuing operations.

Impairment charges

         In light of adverse market conditions and the Company's efforts to reduce its ongoing operating expenses and capital outlays, in the fourth quarter of 2001 the Company decided to significantly scale-back its operations in Germany and exit the market in the United Kingdom. As a result of its decision, and in light of the adverse conditions in these markets, the Company determined, in accordance with its policy relating to recoverability of long-lived assets, that it was unlikely to recover its investment in these assets (whether by utilizing these assets in its business or through disposition) and thus, that the values of its German and U.K. assets (comprising network property and equipment, including switches, network plant, customer access equipment and operational support systems) were impaired as of December 31, 2001. Accordingly, the Company recorded total charges of (euro)142.7 million to write-down the carrying values of these assets to their estimated fair market values using a discounted cash flow approach. These charges are included in discontinued operations, as discussed further in Note 3.

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

         The restructuring charges can be detailed as follows (in thousands):


Summary of 2001 Restructuring Charges
                                                                                     Europe HQ
                                            France      Germany(5)           UK(5)    and other           Total
                                            ------      ----------           -----    ---------           -----
Severance (1)....................      (euro)1,151   (euro)2,399       (euro)527       (euro)603     (euro)4,680
Facilities and Network(2)........            1,558         5,194             992               -           7,744
Other (3)........................               20           601              50           2,694           3,365
                                    ---------------- -------------  --------------  ------------   -------------
                                             2,729           8,194           1,569         3,297          15,789
Paid during 2001.................            1,025           2,251             546         2,228           6,050
                                    ---------------- -------------  --------------  ------------   -------------

Accrual balance,
 December 31, 2001(4)............     (euro)1,704      (euro)5,943     (euro)1,023   (euro)1,069     (euro)9,739
                                    ================ =============  ==============  =============  =============

-------------------------------
     (1) Severance charges relate to estimated termination salaries and benefits in connection with the termination of employees, related outplacement fees and other related benefits.
     (2) Facilities and network charges relate to costs to terminate or renegotiate facilities and equipment leases and interconnection agreements.
     (3) Other charges primarily relate to legal and consulting costs expected to be incurred in connection with the restructuring.
     (4) Outstanding accruals are expected to be paid prior to December 31, 2002.
     (5) Restructuring charges for the Company's operations in Germany and the United Kingdom are included in discontinued operations
           (see Note 3).


           The following table details the number of employees involved in the restructuring:



                                                                              Total number of employees terminated
                                        Total number of employees to be       as of December 31, 2001
                                        terminated
                                        ------------------------------------- --------------------------------------
        France                                           144                                 122
        Germany                                          231                                 220
        UK                                                33                                  33
        Europe HQ and other                               21                                  15
                                        ------------------------------------- --------------------------------------
        Total                                            429                                 390
                                        ===================================== ======================================



 (12)  Acquisitions

         On May 31, 2001 CompleTel France acquired 100% of a local network telecommunications operator in France. Effective June 1, 2001, the Company began consolidating the acquired entity. In connection with this transaction, the Company initially recorded (euro)12.4 million as net assets, (euro)5.7 million as long-term liabilities assumed and (euro)6.2 million as goodwill.

 (13) Quarterly Financial Data (unaudited)

                                                                                                 Basic and
                                                                                             Diluted Net Loss
                                                      Revenue   Operating Loss     Net Loss      per Share
                                                      -------   --------------     --------      ---------
                                                      (in thousands of euro, except per share amounts)

2001
 First Quarter.................................        15,604       (17,897)       (40,602)            (0.26)
 Second Quarter................................        18,599       (28,674)       (50,520)            (0.32)
 Third Quarter.................................        19,787       (21,719)       (25,202)            (0.16)
 Fourth Quarter................................        21,949       (34,345)      (182,725)            (1.16)
 2000
 First Quarter.................................         1,490       (81,827)       (97,701)            (0.77)
 Second Quarter................................         3,224        (3,462)       (27,597)            (0.18)
 Third Quarter.................................         6,678       (10,785)       (35,913)            (0.23)
 Fourth Quarter................................        11,559       (35,572)       (39,277)            (0.16)

         Pursuant to the requirements of the Securities Exchange Act of 1934, CompleTel Europe N.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2002.


                        COMPLETEL EUROPE N.V.

                        By:  Jerome de Vitry
                             Name: Jerome de Vitry
                             Title: Managing Director, Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CompleTel Europe N.V. and in the capacities indicated on September 13, 2002.



 SIGNATURE
 ---------
James E. Dovey
--------------
James E. Dovey
Supervisory Director

James C. Allen
--------------
James C. Allen
Supervisory Director

Lawrence F. DeGeorge
--------------------
Lawrence F. DeGeorge
Supervisory Director

Paul J. Finnegan
----------------
Paul J. Finnegan
Supervisory Director


         *
--------------------
James H. Kirby
Supervisory Director

James N. Perry
--------------
James N. Perry, Jr.
Supervisory Director

Alexandre Westphalen
--------------------
Alexandre Westphalen
Vice President, Finance

Jerome de Vitry
---------------
Jerome de Vitry
President Chief Executive Officer and Managing Director

John M. Hugo
------------
John M. Hugo
 Chief Accounting Officer and Corporate Controller


*By:      -----------------------
          Name: John M. Hugo
          Title: Attorney-in-Fact

                               EXHIBIT INDEX


 Exhibit No.       Description
 -----------       -----------

           3.1(13) Articles of Association of CompleTel Europe N.V., as amended
            4.1(3) 14% Senior Discount Notes Indenture, dated February 16,
                   1999, among CompleTel Europe N.V. as issuer, CompleTel
                   ECC B.V. as guarantor and U.S. Bank Trust National Association as trustee
           4.1A(3) Amended and Restated CompleTel LLC Guaranty Agreement,
                   dated July 14, 1999, by CompleTel LLC in favor of the noteholders
            4.2(2) 14% Senior Notes Indenture, dated April 13, 2000,
                   between CompleTel Europe N.V. as issuer and The Chase Manhattan Bank as trustee
           4.2A(2) Pledge Agreement, dated April 13, 2000, by and among
                   CompleTel Europe N.V., CompleTel Escrow B.V. and The
                   Chase Manhattan Bank as trustee and securities
                   intermediary
          10.1(14) CompleTel Europe N.V. 2000 Stock Option Plan, as amended
           10.2(9) Second Amended and Restated Registration Agreement,
                   dated November 23, 1999, by and among CompleTel LLC and
                   the Holders named therein
           10.3(2) First Supplement, dated March 24, 2000, to Second
                   Amended and Restated Registration Agreement, dated
                   November 23, 1999, by and among CompleTel LLC and the
                   Holders named therein
           10.4(4) Purchase Agreement, dated August 4, 1999, between
                   CompleTel GmbH and Siemens AG
           10.5(3) Supply Agreement, dated January 8, 1999, between
                   CompleTel SAS and Matra Nortel Communications
           10.6(3) Arrete, dated November 17, 1998, as amended by Arrete dated November 7, 2000 (which extended the license to an additional region) authorizing CompleTel SAS to set up and operate a telecommunications network open to the
                   public and to supply the public with the telephone
                   service in certain regions of France, as published
                   December 13, 1998
          10.7(11) Extension of French License, dated November 17, 2000
           10.8(3) License, dated January 11, 1999, granted by the
                   Secretary of State for Trade and Industry to CompleTel
                   UK Limited under Section 7 of the Telecommunications Act
                   1984
           10.9(1) German License Certificate Class 3 for the Operation and
                   Performance of Public Telecommunications German license certificate Class 3 for the Operation and Performance of Public Telecommunications Services by the Licensee or
                   Others, dated March 8, 1999
          10.10(1) German License Certificate Class 4 for the Operations of
                   Voice Telephone Service on the Basis of a Self-Operated Telecommunications Network, dated March 8, 1999
          10.11(5) Extension of Class 3 German License, dated July 1999
          10.12(5) Extension of Class 4 German License, dated July 1999
          10.13(6) Extension of Class 3 German License, dated January 2000 10.14(6) Extension of Class 4 German License, dated January 2000 10.15(7) Extension of Class 3 German License, dated July 2000
          10.16(7) Extension of Class 4 German License, dated July 2000 10.17(11) Form of Extension of Class 3 German License, dated
                   October 2000, together with schedule identifying the
                   licenses granted
         10.18(11) Form of Class 4 German National License, dated March 21, 2001
          10.19(6) Amended Employment Agreement by and between CableTel
                   Management, Inc. and William H. Pearson, dated June 30,
                   2000
          10.20(6) Amended Employment Agreement by and between CableTel
                   Management, Inc. and David Lacey, dated June 30, 2000 10.21(11) Service Agreement, dated June 11, 1999, between iPcenta
                   Limited and Martin Rushe
         10.22(11) Employment Agreement, dated February 2001, between
                   CompleTel Headquarters Europe SAS and Jerome de Vitry 10.23(6) Amended and Restated Executive Securities Agreement by
                   and between CompleTel LLC and Martin Rushe, dated
                   January 15, 2000
         10.24(11) Repurchase and Restriction Agreement, dated November 27,
                   2000, between CompleTel LLC and Martin Rushe
         10.25(11) Form of Contribution and Restriction Agreement, dated
                   November 27, 2000, between CompleTel LLC and the
                   Executive Officers identified in the attached schedule 10.26(2) Promissory Note, dated March 23, 2000, between Martin
                   Rushe as maker and iPcenta Limited as payee 10.27(2)
                   Letter Agreement, dated March 23, 2000, between Martin
                   Rushe and iPcenta Limited
             10.28 Promissory Note, as amended, dated December 21, 2000, between William Pearson as maker and CompleTel Europe
                   N.V. as payee
         10.29(11) Form of Loan Agreement, dated March 31, 2000, between
                   CompleTel Europe N.V. and Employee relating to loan from Paribas to the Employee, together with schedule identifying the final agreements entered into under the form
         10.30(11) Form of Letter Agreement between CompleTel Europe N.V.
                   and Employee relating to loan from Paribas to the Employee, together with schedule identifying the final agreements entered into under the form
         10.31(12) Employment Agreement, dated as of March 1, 2001, between
                   Timothy A. Samples and Cabletel Management, Inc.
         10.32(12) Secondment Agreement, dated April 2001, by and among
                   CableTel Management, Inc., Timothy A. Samples and
                   CompleTel Headquarters UK Ltd.
         10.33(12) Non-qualified Stock Option Agreement, dated as of March
                   14, 2001, between CompleTel Europe N.V. and Timothy A.
                   Samples
         10.34(12) Loan Agreement and Promissory Note, dated April 2, 2001, between Timothy A. Samples and CompleTel Europe N.V. 10.35(13) Employment Agreement, dated as of November 1, 2001, between J. Lyle Patrick and Cabletel Management, Inc. 10.36(14) Secondment Agreement, dated November 1, 2001, among
                   CableTel Management, Inc., J. Lyle Patrick and CompleTel Headquarters UK Ltd.
         10.37(15) Retention Agreement, dated March 15, 2002, between
                   CableTel Management Inc. and Timothy A. Samples
         10.38(15) Retention Agreement, dated March 15, 2002, between
                   CableTel Management, Inc. and J. Lyle Patrick
         10.39(15) Summary of a Retention Agreement, dated March 15, 2002, between CompleTel Europe N.V. and Jerome de Vitry
         10.40(16) Resignation Agreement, dated May 17, 2002, among
                   CompleTel Europe N.V., CableTel Management Inc. and
                   Timothy A. Samples
         10.41(16) Non-Qualified Stock Option Agreement, dated May 17,
                   2002, between CompleTel Europe N.V. and Timothy A.
                   Samples
         10.42(16) Resignation Agreement, dated May 17, 2002, between
                   CompleTel Europe N.V., CableTel Management, Inc. and J.
                   Lyle Patrick
         10.43(16) Non-Qualified Stock Option Agreement, dated May 17,
                   2002, between CompleTel Europe N.V. and J. Lyle Patrick
             10.44 Translation of Employment Agreement, dated July 16,
                   2002, between CompleTel SAS and Jerome de Vitry
              23.1 Consent of Deloitte & Touche Accountants
              24.1 Power of Attorney
              99.1 Certifications pursuant to 18 U.S.C. Section 1350
              99.2 Certifications pursuant to Rules 13a-14 and 15d -14
                   under the Securities Exchange Act of 1934

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

(15) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002 and incorporated herein by reference.

(16) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference.