Form 10-Q
period 2002-09-30
COMPLE TEL EUROPE NV
filed 2002-11-13
CIK 1089558

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                    FORM 10-Q
                                   ___________

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

                                       or

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______to ______

                          Commission File No. 000-30075
                                   ___________

                              COMPLETEL EUROPE N.V.
             (Exact name of Registrant as specified in its charter)

                 The Netherlands                             98-0202823
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)
  Blaak 16, 3011 TA Rotterdam, The Netherlands                 2132 NA
             Phone: +31 1043 00844                           (Zip Code)
              Fax: +31 1043 00903
    (Address of principal executive offices)

      Registrant's telephone number, including area code: (31) 20 666 1701

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                  ORDINARY SHARES, ((euro)) 0.04 NOMINAL VALUE,
                            TRADED ON EURONEXT PARIS
                                   ___________

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares outstanding of the Registrant's common shares as of October 1, 2002 was 3,905,241 ordinary shares.

===============================================================================

                                TABLE OF CONTENTS

PART I.              FINANCIAL INFORMATION
Item 1.              Financial Statements (unaudited)

                     Consolidated Balance Sheets as of September 30, 2002

                     (unaudited) and December 31, 2001 Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2002 and 2001 (unaudited)

                     Consolidated Statement of Shareholders' Equity for the Nine Month Period Ended September 30, 2002 (unaudited)

                     Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2002 and 2001 (unaudited)

                     Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.              Quantitative and Qualitative Disclosure about Market Risk

Item 4.              Controls and Procedures

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

Item 6.              Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (Stated in thousands of euro, except share and per share amounts)
                                   (unaudited)
                                                  ASSETS                                      September 30,       December 31,
                                                                                                       2002               2001
      CURRENT ASSETS:
         Cash and cash equivalents..........................................................   (euro)73,277       (euro)81,613
         Short-term investments, restricted.................................................              -             16,694
         Accounts receivable, net of allowance for doubtful receivables of(euro)658
           and(euro)2,330, respectively.....................................................         13,695             18,357
        Affiliate receivables...............................................................            586              2,121
       VAT receivables......................................................................         12,589             24,472
        Prepaid expenses and other current assets...........................................          5,076             11,494

                 Total current assets.......................................................        105,223            154,751

      NON-CURRENT ASSETS:
        Property and equipment, net.........................................................        247,767            277,807
        Licenses, net of accumulated amortization  of (euro)273 and(euro)335, respectively .            815              2,104
        Goodwill............................................................................          5,793              5,793
        Deferred financing costs, net.......................................................              -              7,525
        Non-current investments, restricted.................................................              -              8,085
        Other non-current assets............................................................          1,381              2,525

                Total non-current assets....................................................        255,756            303,839
      TOTAL ASSETS..........................................................................  (euro)360,979      (euro)458,590



                                                    LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES:
        Network vendor payables.............................................................   (euro)10,819       (euro)37,356
        Accrued liabilities ................................................................          8,896             11,640
        Accrued payroll.....................................................................          9,434             10,256
        Trade accounts payable..............................................................         26,289             48,294
        Affiliate payables..................................................................              -              1,393

                Total current liabilities...................................................         55,438            108,939
      LONG-TERM DEBT........................................................................          4,063            227,735

      COMMITMENTS AND CONTINGENCIES (Note 7)

      CONVERTIBLE PREFERRED A SHARES, nominal value,(euro)4.00 per share, liquidation value,
        (euro)20.10 per share, 24,000 shares authorized, 21,730 shares issued and
        outstanding at September 30, 2002                                                            26,587                  -

      CONVERTIBLE PREFERRED B SHARES, nominal value,(euro)4.00 per share, liquidation value,
        (euro)20.10 per share, 16,000 shares authorized, 14,925 shares issued and outstanding
        at September 30, 2002                                                                        98,019                  -

      SHAREHOLDERS' EQUITY:

         Ordinary shares, nominal value (euro).04 per share, 6,300,000 shares authorized;
            3,905,241 and 239,635 shares issued and outstanding at September 30, 2002
                and December 31, 2001, respectively.........................................            156             16,055
         C shares, nominal value(euro).04 per share, 10,000,000 shares authorized,
            1,548,261 shares issued and outstanding at September 30, 2002...................             62                  -
         Additional paid-in capital.........................................................        732,268            690,093
         Deferred compensation..............................................................         (4,026)           (11,192)
         Other cumulative comprehensive loss................................................            442                747
         Accumulated deficit................................................................       (536,477)          (558,234)
         Treasury stock, at cost............................................................        (15,553)           (15,553)

      TOTAL SHAREHOLDERS' EQUITY............................................................        176,872            121,916

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................................  (euro)360,979      (euro)458,590

            The accompanying notes are an integral part of these unaudited consolidated balance sheets.


                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        (Stated in thousands of euro, except share and per share amounts)
                                   (unaudited)

                                                        Three Months Ended September 30,         Nine Months Ended September 30,
                                                      -------------------------------------     ----------------------------------
                                                           2002                 2001               2002                 2001
                                                      -------------------------------------     ----------------------------------

REVENUE..........................................   (euro)23,364          (euro)19,787        (euro)70,410         (euro)53,989

OPERATING EXPENSES:

   Network costs, excluding depreciation.........         15,310                17,754              46,825               47,199

   Selling, general and administrative
       (excluding non-cash compensation).........         12,248                16,656              42,151               48,495

   Non-cash compensation.........................            414                (2,771)              3,329               (2,769)

   Depreciation and amortization.................          7,370                 7,073              22,597               19,092

   Restructuring, impairment and other charges...           (904)                2,686               8,108                4,175

         Total operating expenses................     ----------           -----------          ----------          -----------
                                                          34,438                41,398             123,010              116,192



OPERATING LOSS...................................       (11,074)              (21,611)            (52,600)              (62,203)

OTHER INCOME (EXPENSE):

   Interest income...............................            555                 2,422               1,783               11,323

   Interest expense, net of capitalized interest.         (6,890)               (7,478)            (22,831)             (22,834)

   Foreign exchange gain (loss) and other
     expense.....................................           (982)                2,857               9,496              (2,745)

   Gain on early extinguishment of debt..........              -                16,009                   -               16,009

   Gain on exchange of debt for ordinary and
     preferred shares............................         91,057                     -              91,057                    -

         Total other income (expense)............         83,740                13,810              79,505                1,753

NET INCOME (LOSS) FROM CONTINUING OPERATIONS.....         72,666                (7,810)             26,905              (60,450)

DISCONTINUED OPERATIONS:                                       -               (17,401)             (5,148)             (55,874)

    Loss from discontinued operations (including loss on disposal of(euro)3,933 for the nine months ended September 30, 2002)

NET INCOME (LOSS)................................         72,666              (25,202)              21,757             (116,324)

ACCRETION OF CONVERTIBLE  PREFERRED SHARES.......           (293)                   -                 (293)                   -

NET INCOME (LOSS) APPLICABLE TO ORDINARY SHARES..   (euro)72,373        (euro)(25,202)        (euro)21,464       (euro)(116,324)

BASIC INCOME (LOSS) PER ORDINARY SHARE...........    (euro)91.29        (euro)(107.26)         (euro)50.75        (euro)(495.10)

DILUTED INCOME PER ORDINARY SHARE................    (euro)53.80        (euro)(107.26)         (euro)35.61        (euro)(495.10)

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
    OUTSTANDING..................................        792,749               234,954             422,929              234,951

WEIGHTED AVERAGE NUMBER OF FULLY DILUTED ORDINARY
    SHARES OUTSTANDING...........................      1,350,559               234,954             610,909              234,951

         The accompanying notes are an integral part of these unaudited consolidated financial statements.


                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (Stated in thousands of euro, except share amounts)
                                   (unaudited)


                                                                Ordinary Shares              C Shares

                                                                                                              Additional
                                                                                                               Paid-in
                                                             Number      Amount         Number      Amount     Capital
                                                             ------      ------         ------      ------    ----------
BALANCE, January 1, 2002.............................     160,555,222  (euro)16,055         --         --    (euro)690,093

 Deemed contributions by LLC related to allocation of
 non-cash compensation charges.......................             --            --          --         --           (3,498)
 Amortization of deferred compensation...............             --            --          --         --              --
  Effect of 670-for-1 reverse stock split............    (160,315,587)      (16,046)        --         --           16,046
  Issuance of Ordinary shares upon recapitalization..       3,665,606           147         --         --           30,175
  Issuance of C shares...............................              -             -     1,548,261         62            -
  Accretion of Convertible Preferred A shares........              -             -          --         --             (293)
  Recapitalization accrual to additional paid-in
    capital..........................................              -             -          --         --             (702)
 Issuance of stock options...........................             --            --          --         --            2,640
  Forfeitures of stock options.......................             --            --          --         --           (2,193)
 Cumulative translation adjustment ..................             --            --          --         --              --
 Net loss............................................             --            --          --         --              --

BALANCE, September 30, 2002..........................       3,905,241     (euro)156    1,548,261         62   (euro)732,268


Chart Cont'd

                                                                             Other
                                                                          Cumulative                    Treasury
                                                                            Compre-                      Stock
                                                              Deferred      hensive     Accumulated      at Cost
                                                            Compensation     Loss         Deficit        Note(3)
                                                           --------------  ---------    -----------      -------
BALANCE, January 1, 2002.............................      (euro)(11,192)  (euro)747   (euro)(558,234) (euro)(15,553)

 Deemed contributions by LLC related to allocation of
 non-cash compensation charges.......................              2,001          --            --               --
 Amortization of deferred compensation...............              2,972          --            --               --
  Effect of 670-for-1 reverse stock split............                 -           -             -                -
  Issuance of Ordinary shares upon recapitalization..                 -           -             -                -
  Issuance of C shares...............................                 -           -             -                -
  Accretion of Convertible Preferred A shares........                 -           -             -                -
  Recapitalization accrual to additional paid-in
    capital..........................................                 -           -             -                -
 Issuance of stock options...........................                --          --             --               --
  Forfeitures of stock options.......................              2,193         --             --               --
 Cumulative translation adjustment ..................                --         (305)           --               --
 Net loss............................................                 -           -            21,757            --

BALANCE, September 30, 2002..........................       (euro)(4,026)  (euro)442   (euro)(536,477)  (euro)(15,553)



Chart cont'd



                                                              Total
                                                         Comprehensive
                                                              Loss            Total
                                                         -------------        -----
BALANCE, January 1, 2002.............................
                                                          (euro)(299,321)  (euro)121,916
 Deemed contributions by LLC related to allocation of
 non-cash compensation charges.......................
 Amortization of deferred compensation...............                --           (1,497)
  Effect of 670-for-1 reverse stock split............                --            2,972
  Issuance of Ordinary shares upon recapitalization..                -                -
  Issuance of C shares...............................                -            30,322
  Accretion of Convertible Preferred A shares........                -                62
  Recapitalization accrual to additional paid-in                     -              (293)
    capital..........................................
 Issuance of stock options...........................                -              (702)
  Forfeitures of stock options.......................                --            2,640
 Cumulative translation adjustment ..................                --              --
 Net loss............................................               (305)           (305)
                                                                  21,757          21,757
BALANCE, September 30, 2002..........................
                                                            (euro)21,452   (euro)176,872

         The accompanying notes are an integral part of these unaudited consolidated financial statements.



                     COMPLETEL EUROPE N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Stated in thousands of euro)
                                   (unaudited)

                                                                       Nine Months Ended       Nine Months Ended
                                                                      September 30, 2002      September 30, 2001
                                                                      ------------------      ------------------
 OPERATING ACTIVITIES:
   Income (loss) from continuing operations...................              (euro)26,905          (euro)(60,450)
   Adjustments to reconcile loss from continuing operations
     to net cash flows provided by continuing operating
     activities:
     Depreciation and amortization............................                    22,597                  19,092
     Non-cash compensation....................................                     3,329                  (2,769)
     Restructuring, impairment and other charges..............                     8,108                      --
     Accretion of senior discount notes.......................                    10,090                  10,002
     Amortization of deferred financing costs.................                       574                   1,350
        Gain on early extinguishment of debt..................                         -                 (16,009)
        Gain on exchange of debt for ordinary and preferred
          shares .............................................                   (91,057)                     --
     Foreign exchange loss (gain).............................                    (9,496)                  8,197
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable.............                     1,934                  (3,362)
       Decrease in prepaid expenses, VAT receivables
         and other current assets.............................                     7,188                  22,020
       Decrease (increase) in other non-current assets........                      (293)                    505
       Increase (decrease) in accrued liabilities and trade
         accounts payable.....................................                   (18,162)                  3,107
       Change in net affiliate payables/
         receivables..........................................                     2,928                  (1,790)
                                                                          --------------            -------------
           Net cash used in continuing operations.............                   (35,355)                (20,107)
           Net cash used in discontinued operations...........                     2,938                 (42,822)
                                                                          --------------            -------------

                 Net cash flows used in operating activities..                   (32,417)                (62,929)
                                                                          --------------            -------------

 INVESTING ACTIVITIES:
   Expenditures for property and equipment....................                   (19,292)               (140,009)
    Change in network vendor payable..........................                        --                  (8,857)
   Expenditures for licenses..................................                        --                    (934)
   Acquisitions, net of cash acquired.........................                        --                 (12,886)
                                                                          --------------            -------------
              Net cash flows used in investing activities.....                   (19,292)               (162,686)
                                                                          --------------            -------------

 FINANCING ACTIVITIES:
    Proceeds from exercise of stock options...................                        --                      17
    Repurchase of senior notes from cash and cash equivalents.                        --                  (3,182)
    Repurchase of senior notes from restricted investments....                        --                  (8,132)
    Net proceeds from recapitalization........................                    43,678                      --
   Deferred financing costs...................................                        --                    (722)
                                                                          --------------            -------------
              Net cash flows provided by financing activities.                    43,678                 (12,019)
                                                                          --------------            -------------

   Effect of exchange rates on cash...........................                      (305)                  2,117


NET DECREASE IN CASH AND CASH EQUIVALENTS.....................                    (8,336)               (235,517)


CASH AND CASH EQUIVALENTS, beginning of period................                    81,613                 361,698
                                                                          --------------            -------------

CASH AND CASH EQUIVALENTS, end of period......................              (euro)73,277           (euro)126,181
                                                                          ==============            =============

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

          COMPLETEL EUROPE N.V. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



(1) Organization and Nature of Operations

The Company's business

         CompleTel Europe N.V. ("CompleTel Europe") (together with its wholly-owned subsidiaries, the "Company") is a Dutch holding company incorporated on December 14, 1998. The Company is a facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure. A facilities-based operator uses mainly its own telecommunications facilities to provide services, in contrast with non-facilities-based resellers, who purchase services of other providers and then retail the services to customers.

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

         The Company's operational restructuring

         Since its inception, the Company has generated operating losses and negative cash flow from its operating activities. The Company expects to continue to experience operating losses and negative cash flows from operations until it establishes a sufficient revenue-generating customer base. While the Company is experiencing growth in its core retail activity in France, and believes that this trend will continue, since mid-2001, the Company has been affected by the general weakness in the European markets for carrier and dial-up Internet access and Internet data center services. In light of these adverse market conditions, the Company implemented operational reorganization and restructuring measures in order to adjust its operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, the Company implemented a major downsizing of its German operations in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). Further, in April 2002, the Company decided to sell its entire German operations, which sale was completed in early May 2002 (see Note 3, Discontinued Operations). In addition, faced with a significant downturn in the web hosting market, linked to the collapse of the ".com" market and installed hosting overcapacity in Europe, the Company decided to scale down the Internet data center operations it had launched in France, Germany and the United Kingdom. In France, the Company decided to integrate these activities with its retail business, while in Germany and the United Kingdom the Company exited these markets by selling its entire operations in these countries in May 2002.

         Having decided to concentrate its efforts solely in France, the Company closed its London offices and simplified its corporate headquarters structure at the end of the second quarter of 2002. The Company also introduced and continues to evaluate ongoing measures to further reduce its selling, general and administrative expenses, in particular, in its corporate headquarters functions and Internet data center operations.

The Company's Recapitalization

         Although the Company's operational restructuring described above had the desired effect of reducing ongoing operating expenses and capital outlays, the Company's funding requirements were still in excess of its capital resources. To address its funding situation, the Company effected a recapitalization plan (the "Recapitalization"), pursuant to a restructuring agreement (the "Restructuring Agreement ") dated May 15, 2002, as amended on July 29, 2002, among the Company, holders of its 14% senior discount notes due 2009 and 14% senior notes due 2010 (collectively, the "Notes") and its principal shareholders. The Recapitalization was completed on September 17, 2002, involving:

         o     a debt for equity swap in respect of the Company's Notes,

         o the return to the holders of the senior notes due 2010 of the outstanding balance in the escrow account established to provide funds for interest payments on these senior notes,

         o     a cash investment of(euro)43.7 million, and

         o the issuance of warrants to its existing shareholders. The exercise of these warrants would result in an additional investment of up to(euro)3.3 million.

         Exchange of the Notes for Convertible Preferred B shares and Ordinary shares. The outstanding Notes were exchanged for convertible preferred B shares (the "Convertible Preferred B shares") and Ordinary shares together representing approximately 39% of CompleTel Europe's share capital outstanding (excluding the C shares described below). Pursuant to the terms of the Company's 14% senior notes due 2010, the outstanding balance in the escrow account established to provide funds for interest payments on those notes (approximately (euro)16.8 million) was distributed to holders of those notes in September 2002.

         (euro)43.7 million Investment. The Recapitalization included an investment of an aggregate of (euro)30.0 million by Meritage Private Equity Funds ("Meritage") and DeGeorge Telcom Holdings ("DeGeorge Telcom"), two of the Company's principal shareholders, in return for the issuance of convertible preferred A shares (the "Convertible Preferred A shares") and Ordinary shares, together representing approximately 40% of the Company's share capital (excluding the C shares). Meritage and DeGeorge Telcom were also issued, on a pro rata basis, a number of C shares that will cause them to hold the same number of shares for voting purposes as the former holders of the Notes. In order to limit the effect of the C shares strictly to the allocation of voting power, the C shares are structured in a way that effectively gives them only nominal economic value.

         Furthermore, certain of the holders of the senior notes due 2010 made an investment of approximately (euro)9.9 million (reflecting a reinvestment of a portion of the escrow funds released to these holders) in return for the issuance of Convertible Preferred A shares, Convertible Preferred B shares and Ordinary shares, together representing approximately 14% of CompleTel Europe's share capital (excluding the C shares).

         In addition, an institutional investor made an investment of approximately (euro)2.9 million in return for the issuance of Convertible Preferred A shares and Ordinary shares.

         Finally, several members of the Company's management and senior employees made an investment of approximately (euro)0.9 million in return for the issuance of Convertible Preferred A shares and Ordinary shares.

         Potential additional equity investments. The Restructuring Agreement also contemplates that up to an additional (euro)3.3 million may be invested in the form of the exercise of warrants for Ordinary shares. These warrants were issued on September 12, 2002 to the Company's then existing shareholders and will be exercisable between December 15, 2002 and the fifteenth day following the publication of the Company's 2002 financial statements. In the event that warrants expire unexercised, the Company has undertaken to make the Ordinary shares underlying those warrants available for subscription by the holders of its Convertible Preferred A Shares and Convertible Preferred B Shares. The Company has received a commitment from an institutional investor to take up approximately 51% of these subscription rights, if they are offered.

         Effect on financial condition. As part of the Recapitalization, all of the Company's outstanding Notes were converted into Convertible Preferred B and Ordinary shares; thereby, the Company's outstanding indebtedness effectively was eliminated. In addition, the Company raised a total of
(euro)43.7 million cash investment in its Convertible Preferred A and Ordinary shares. The Company believes that, as a result of the completion of the Recapitalization and the cash saving effect of its operational restructuring, its cash balances, together with the anticipated cash flow from its operations, will be sufficient to fully fund its operations to cash flow breakeven.

         Accounting Treatment of the Recapitalization. The Convertible Preferred A shares and Convertible Preferred B shares (together, the "Preferred shares") issued in the Recapitalization are classified outside of shareholders' equity as a result of the preferred shares having a redemption feature at a determinable future date for cash (see Note 8, Terms of the Preferred Shares).

         The Company used a relative fair value method for establishing the initial carrying value of the shares issued in return for the cash investment of (euro)43.7 million. Accordingly, the aggregate carrying value ascribed to the Convertible Preferred A and B shares, Ordinary shares and C shares does not exceed the total consideration received of (euro)43.7 million.

         The Convertible Preferred B shares issued in exchange for the Company's Notes are recorded as the sum of their redemption value and the dividends payable through the date of redemption.

         The gain on the exchange of the Company's Notes for Ordinary and Convertible Preferred B shares is calculated as the difference between (A) the carrying value of the swapped debt at September 17, 2002, and (B) the sum of:
(i) the redemption value of and the dividends payable on the Convertible Preferred B shares issued in exchange for the Notes and (ii) the fair value of the Ordinary shares issued in exchange for the Notes, minus (iii) the direct costs incurred to effect the exchange of the Notes for shares.

(2) Basis of Presentation and Summary of Significant Accounting Policies

         The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and are in the form prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the Company's restated audited financial statements as of and for the year ended December 31, 2001.

         Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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

         Basic and Diluted Income (Loss) Per Ordinary Share

         For the three and nine months ended September 30, 2002 and 2001, basic and diluted income (loss) per ordinary share is comprised of the following (in euro):


                                                     Three Months Ended           Nine Months Ended
                                                        September 30,               September 30,
                                                     2002           2001          2002          2001
Basic
Income (loss) from continuing operations....          91.29       (33.20)         62.92      (257.29)
Income (loss) from discontinued operations..              -       (74.06)        (12.17)     (237.81)
Income (loss) per ordinary share............          91.29      (107.26)         50.75      (495.10)
Diluted
Income (loss) from continuing operations....          53.80       (33.20)         44.04      (257.29)
Income (loss) from discontinued operations..              -       (74.06)         (8.43)     (237.81)
Diluted income (loss) per ordinary share....          53.80      (107.26)         35.61      (495.10)

         Reverse Stock Splits

         On August 20, 2002, Company held an extraordinary general meeting at which its shareholders approved an amendment of the Company's Articles of Association to effect a 670-for-one reverse split of the Company's Ordinary shares, combined with a reduction of the nominal value of the resulting Ordinary shares to (euro)0.04 each. This reverse split of the Ordinary shares was effected on September 16, 2002. Furthermore, at the extraordinary general meeting, the Company's shareholders approved an amendment to the Company's Articles of Association to effect a 100-for-one reverse split of the Convertible Preferred A and B shares. This reverse split of the Company's Preferred shares was effected on September 18, 2002. All share and per share amounts have been restated to show the effect of these stock splits.

(3)   Discontinued Operations

         In light of the general weakness in the European markets for carrier and dial-up Internet access and Internet data center services observed by the Company since mid-2001, the Company implemented operational reorganization and restructuring measures in order to adjust its operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, the Company implemented a major downsizing of its German operations in the fourth quarter of 2001 in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). Finally, in April 2002, in connection with its Recapitalization as described in Note 1, the Company decided to sell its entire German and U.K. operations.

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

         The following table presents the components of discontinued operations, as reflected in the accompanying unaudited consolidated statements of operations (in thousands):


                                                         Three Months Ended         Nine Months Ended September 30,
                                                            September 30,
                                                        2002             2001            2002              2001
                                                        ----             ----            ----              ----
Revenue.....................................        (euro) --      (euro)5,983     (euro)8,830      (euro)15,932
Operating expenses..........................               --          (23,224)        (11,276)          (66,633)
  Operating loss............................               --          (17,241)         (2,446)          (50,701)
Other income (expense)......................               --             (160)          1,231            (5,173)
Loss on disposal of discontinued operations.               --             --            (3,933)            --
Loss from discontinued operations...........        (euro) --    (euro)(17,401)   (euro)(5,148)    (euro)(55,874)
Basic net loss from discontinued
   operations per ordinary share............        (euro) --     (euro)(74.06)   (euro)(12.17)    (euro)(237.81)
Diluted net loss from discontinued
   operations per ordinary share............        (euro) --     (euro)(74.06)    (euro)(8.43)    (euro)(237.81)


(4)   Property and Equipment

         Property and equipment includes network and network equipment, office furniture and equipment, computer equipment and software, leasehold improvements, buildings and construction in progress. These assets are stated at historical cost and are being depreciated when ready for their intended use on a straight-line basis over their estimated useful lives.

         Property and equipment consisted of the following (in thousands):


                                                                                September 30,   December 31,
                                                                                    2002              2001

Network and network equipment................................................  (euro)293,057    (euro)276,206
Office furniture and equipment...............................................          3,114            3,602
Computer equipment and software..............................................          5,603            7,152
Leasehold improvements.......................................................          3,629            4,096



Materials and supplies .....................................................              --            5,525
Buildings....................................................................            205              205
                                                                                ------------     -------------
Property and equipment, in service...........................................        305,608          296,786
Less: accumulated depreciation...............................................        (68,466)         (49,573)
                                                                                ------------     -------------

Property and equipment, in service, net......................................        237,142          247,213
Construction in progress.....................................................         10,625           30,594
                                                                                ------------     -------------

Property and equipment, net.................................................. (euro) 247,767    (euro)277,807

                                                                                ============     =============




(5) Related Party Transaction

         In December 2000, the Company loaned William Pearson, its then President and Chief Executive Officer, the principal amount of U.S.$1.5 million. The principal amount, together with accumulated interest at the annual rate of 7% was secured by a pledge of 958,000 of Mr. Pearson's ordinary shares in the Company and was originally scheduled to be due and payable on the earlier of December 31, 2001, or 180 days after any termination of employment. Effective as of December 11, 2001, the maturity date for this loan was extended to December 31, 2002, or 180 days after any termination of employment. As a result of Mr. Pearson's resignation on February 22, 2002, the loan was due and payable on August 19, 2002. However, Mr. Pearson has indicated that he is unable to repay the full amount owed and has asserted that the loan was made to him solely with recourse to the collateral. Accordingly, and in light of the decline in current fair market value of the collateral, the Company recorded a (euro)1.9 million reserve for the full loan amount and accrued interest. The Company is pursuing collection of the full amount.




(6) Indebtedness

         Long-term debt consists of the following (in thousands):

                                                                                    September 30,     December 31,


                                                                                        2002              2001
                                                                                        ----              ----
      14% Senior Discount Notes, face amount $120.5 million, due 2009, effective interest rate of 15.1%, converted to euro at December 31, 2001 at exchange
      rate 0.8901................................................................     (euro)--        (euro)99,333
      14% Senior Notes, due 2010.................................................           --             121,870
      Other long-term debt.......................................................        4,063               6,532
                                                                                   -----------       -------------
      Total long-term debt.......................................................  (euro)4,063       (euro)227,735
                                                                                   ===========       =============


         The 14% Senior Discount Notes due 2009 and the 14% Senior Notes due 2010 were exchanged for Convertible Preferred B shares and Ordinary shares upon the closing of the Company's Recapitalization on September 17, 2002 (see
Note 1).

(7) Commitments and Contingencies

         Legal Proceedings

         The Company is not party to any pending legal proceedings that it believes would, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or its cash flows.

(8)  Terms of the Preferred Shares

         Dividends. The holders of Preferred shares are entitled to receive a dividend equal to 11% per annum, compounded quarterly, calculated over an amount of (euro)2,010.00 per Preferred share for the period commencing July 1, 2004, and until the cancellation or conversion of the Preferred shares in accordance with their terms.

         Redemption. Upon liquidation, the Preferred shares are entitled to receive, prior to any distribution in respect of the Ordinary shares, an amount in cash equal to (euro)2,010.00 per share, or approximately (euro)73.7 million in the aggregate. Furthermore, on August 20, 2002, CompleTel Europe's extraordinary general meeting of shareholders adopted a resolution to authorize the redemption, on July 1, 2007, of all of the Preferred shares issued in the Recapitalization, in accordance with their terms. Upon the redemption of the Preferred shares, their holders will be entitled to receive a redemption value of (euro)6,030.00 per share. If at such time the Company does not have access to sufficient funds to redeem all the then outstanding Preferred shares, the holders of Convertible Preferred A shares shall have the right to receive (euro)2,010.00 per share. After the Company similarly pays the holders of Convertible Preferred B shares, the Company will distribute any remaining surplus proportionally to the holders of Preferred shares up to the remaining balance of (euro)4,020.00 per share. Assuming that none of the Preferred shares issued in the Recapitalization are converted prior to the redemption date, the aggregate redemption value due on the Preferred Shares would be approximately (euro)221.0 million. The Preferred shares are classified outside of shareholder's equity as a result of the Preferred shares having a redemption feature at a determinable future date for cash.

         Conversion. Each Preferred share is convertible into one hundred Ordinary shares at any time at the option of the holder of the Preferred share and is entitled to customary anti-dilution adjustments in relation to share dividends, share splits and similar transactions. In addition, if at the time of conversion, there are accrued but unpaid dividends in respect of the Preferred shares, holders of the Preferred shares will be entitled to receive such accrued but unpaid dividends. The Preferred shares are subject, at any time, to mandatory conversion if a two-thirds majority of the total outstanding Preferred shares elect to do so with respect to all of the Preferred shares.


         Liquidation preference. In accordance with their respective terms, in the event of a liquidation of CompleTel Europe, the Convertible Preferred A shares rank senior to the Convertible Preferred B shares, which rank senior to the Ordinary shares.

(9) Revenue

         The Company generates revenue from four primary categories of service offering, including: (i) retail voice services, (ii) retail data and Internet services, (iii) carrier services, and (iv) ISP (Internet service providers) dial-up services.

         The following table presents the Company's revenue by category of service offering (in thousands):


                                                  Three Months Ended September 30,    Nine Months Ended September 30,

Revenue Category                                       2002              2001              2002             2001
                                                       ----              ----              ----             ----

Retail Voice...................................   (euro)13,517       (euro)7,821      (euro)38,223     (euro)19,167
Retail Data and Interest.......................          4,270             2,780            12,452            6,793
Carrier........................................          3,054             2,704            10,223            6,919
ISP............................................          2,523             6,482             9,512           21,110

Total..........................................   (euro)23,364     (euro) 19,787     (euro) 70,410    (euro) 53,989


(10)  Segment Reporting

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

         Historically, management has evaluated the Company's development efforts and results according to the geographic location of its markets in France, Germany and the UK. As discussed in Note 3, the Company sold and discontinued its operations in Germany and the United Kingdom in May 2002. Having decided to concentrate its efforts solely in France, the Company closed its London offices and simplified its corporate headquarters structure at the end of the second quarter of 2002. Consequently, the Company's French operations constitute its sole operating "segment."

(11) Restructuring, Impairment and Other Charges

         In connection with the Company's restructuring efforts during the second half of 2001, the Company recognized approximately (euro)6.0 million in restructuring and impairment charges in its continuing operations for the year ended December 31, 2001. In addition, during that period, the Company recognized during that period, restructuring and impairment charges, totaling
(euro)158.5 million, in its discontinued operations in Germany and the United Kingdom (See Note 3). These charges consist of the following (in millions):

Write-down of German and United Kingdom assets............       (euro)142.7
Write-down of materials and supplies......................               6.0
Restructuring charges(1)..................................              15.8
Total.....................................................       (euro)164.5

         ____________________

         (1) Includes (euro)6.0 million of restructuring charges recognized by CompleTel Europe and its French operations and reflected in loss from continuing operations.


         Impairment charges

         In light of adverse market conditions and as part of the Company's efforts to reduce its ongoing operating expenses and capital outlays, in the fourth quarter of 2001 the Company decided to significantly scale-back its operations in Germany and exit the market in the United Kingdom. As a result of this decision, and in light of the adverse conditions in these markets, the Company determined, in accordance with its policy relating to recoverability of long-lived assets, that it was unlikely to recover its investment in these assets (whether by utilizing these assets in its business or through disposition) and thus, that the values of its German and U.K. assets (comprising network property and equipment, including switches, network plant, customer access equipment and operational support systems) were impaired as of December 31, 2001. Accordingly, the Company recorded total charges of
(euro)142.7 million to write-down the carrying values of these assets to their estimated fair market values using a discounted cash flow approach. In addition, as a result of its decision to significantly scale-back operations in Germany, the Company had materials and supplies in excess of what it needed in order to complete construction of its networks under its revised business plan. Accordingly, the Company revalued these excess materials and supplies, resulting in the write-down of all these excess materials and supplies to the lower of cost or market value, as of December 31, 2001. All of these charges are reflected in loss from discontinued operations, as discussed further in
Note 3.

Restructuring charges

         The restructuring charges relate primarily to severance costs associated with the reductions in the size of the Company's workforce in France, Germany and the United Kingdom during 2001, charges incurred as a result of lease terminations and the renegotiation of interconnection agreements in connection with the sale of the Company's operations in Germany and the United Kingdom and costs associated with the Company's
Recapitalization efforts (see Note 1).

         Since the Company began its restructuring efforts in June 2001, the Company incurred the following restructuring charges (in thousands):


                        Summary of Restructuring Charges
                            as of September 30, 2002
                                                                                       Europe HQ
                                          France        Germany(5)         UK(5)       and other            Total
                                          ------        ----------         -----       ---------            -----
Severance (1)...................       (euro)1,151      (euro)2,399      (euro)527       (euro)603     (euro)4,680
Facilities and Network (2)......             1,558            5,194            992               -           7,744
Other (3).......................                20              601             50           2,694           3,365
Accrual Balance,
   December 31, 2001............             2,729            8,194          1,569           3,297          15,789
   Less: payments and changes in
   accruals through September 30,
   2002.........................           (1,818)          (8,194)        (1,569)           1,064        (10,517)
Accrual balance,
 September 30, 2002(4)..........         (euro)911        (euro)-          (euro)-     (euro)4,361     (euro)5,272

_______________________________

     (1) Severance charges relate to estimated termination salaries and benefits in connection with the termination of employees, related outplacement fees and other related benefits.

     (2) Facilities and network charges relate to costs to terminate or renegotiate facilities and equipment leases and interconnection agreements.

     (3) Other charges primarily relate to legal and consulting costs incurred in connection with the Company's operational restructuring and Recapitalization.

     (4) Outstanding accruals are expected to be paid prior to December 31, 2002.

     (5) Restructuring charges for the Company's former operations in Germany and the United Kingdom are reflected in loss from discontinued operations (see Note 3).

         Other charges

         Other charges of (euro)1.9 million are related to a reserve made in connection with the decrease in value of the collateral for a loan extended by the Company to William Pearson, its former President and

Chief Executive Officer (see Note 5).

(12) New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable," that is, if it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS 142 than its predecessor, APB Opinion No. 16, although in some instances previously recognized intangibles will be subsumed into goodwill.

         Under SFAS 142, goodwill will no longer be amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 (see Note
9) operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Under SFAS 142, intangible assets with indefinite lives will not be amortized. Instead, they will be carried at the lower of cost or market value and be tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

         The Company adopted SFAS 141 and 142 effective January 1, 2002. Accordingly, the Company discontinued amortizing its remaining balance of goodwill of approximately (euro)5.8 million effective January 1, 2002. The Company estimates that the adoption of these statements did not have a material impact on its results of operations, financial position or cash flows.

         The goodwill amortization expense and net loss of the Company for the three and nine month periods ended September 30, 2002 and 2001 are as follows (euro, in thousands (except per share information)):


                                         Three Months Ended September 30,      Nine Months Ended September 30,
                                              2002              2001              2002               2001
                                              ----              ----              ----               ----
Reported net income (loss) applicable
  to ordinary shares....................       72,373          (25,202)             21,464          (116,324)
Add back: goodwill amortization.........         --                201                 --                356
Adjusted net income (loss)
   applicable to ordinary shares........       72,373          (25,001)             21,464          (115,968)

Basic net income (loss) per ordinary
   share................................        91.29          (107.26)              50.75           (495.10)
Adjusted basic net income (loss) per
   ordinary share.......................        91.29          (106.41)              50.75           (493.59)
Diluted net income (loss) per
   ordinary share.......................        53.80          (107.26)              35.61           (495.10)
Adjusted diluted net income (loss)
  per ordinary share....................        53.80          (106.41)              35.61           (493.59)

         The carrying amount of the Company's licenses as of September 30, 2002, was approximately

(euro)1.0 million, with corresponding accumulated amortization of (euro)0.2 million. The carrying amount of the Company's goodwill as of September 30, 2002, was (euro)5.8 million.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement of obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of cost to expense, (4) subsequent measurement of the liability, and (5) related financial statement disclosure. SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period during which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying value of the asset and depreciated over the life of the associated asset. SFAS 143 requires the measurement of changes in the liability for an asset retirement obligation due to the passage of time by applying an interest method of allocation to the amount of the liability at the beginning of a reporting period. The interest rate used to measure that change is the credit-adjusted-risk-free rate that existed when the liability was initially measured. Finally, SFAS 143 requires such changes in liability for asset retirement obligations to be recognized as an increase in the carrying amount of the liability and as an expense classified as an operating item in the statement of income. SFAS 143 applies to fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS 143 will have a material impact on its results of operations, financial position, or cash flows.

         In August 2001, the Financial Accounting Standards Board issued SFAS
144. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." While it supersedes APB Opinion 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS 144 also establishes a probability weighted cash flow estimation approach to deal with situations in which there is a range of cash flows that may be generated by the asset being tested for impairment. SFAS 144 also establishes criteria for determining when an asset should be treated as held for sale.

         SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 are generally to be applied prospectively. The adoption of SFAS 144 on January 1, 2002 did not have a material impact on the Company's results of operations, financial position, or cash flows. Other than the restatement of the Company's financial statements to report in discontinued operations the results of its German and U.K. operations, which were disposed of in May 2002, the adoption of SFAS 144 on January 1, 2002 did not have a material impact on the Company's results of operations, financial position, or cash flows.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt" and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 applies to fiscal years beginning after May 15, 2002. Other than the classification in its statement of operations of the gain resulting from the September 17, 2002 Recapitalization, the adoption of SFAS 145 did not have a material impact on the Company's results of operations, financial position, or cash flows.

         In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its results of operations, financial position, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All assumptions, anticipations, expectations and forecasts contained in the following discussion regarding our future business plans and products and services, financial results, forecasts, performance, and the telecommunications industry and operating environment, and future events are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are generally identified by the use of forward-looking words such as "plan", "estimate", "believe", "expect", "anticipate", "will", "should" and "may" or other variations of such terms, or by discussion of strategy that involves risks and uncertainties. The forward-looking statements contained herein represent a good-faith assessment of our future performance for which we believe there is a reasonable basis. These forward-looking statements represent our view only as of the dates they are made, and we disclaim any obligation to update forward-looking statements contained herein, except as may be otherwise required by law. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that could cause our actual future results, performance and achievements to differ materially from those forecasted or suggested herein. With respect to revenue forecasts, such factors include, but are not limited to: (a) decline in demand for our telecommunications services; (b) pricing pressures from our direct competitors as well as from providers of alternative services; (c) failures, shutdowns or service disturbances with respect to our networks; (d) worsening carrier and Internet data market weakness; and (e) major changes in market conditions. In addition to these risks, the forward-looking information in this report is subject to such risks as: (a) unforeseen delays or increased expenditures incurred in our operations; (b) our inability to develop and maintain efficient operations support; and (c) adverse regulatory developments or difficulties we may face in maintaining necessary telecommunications licenses or other governmental approvals. For a more detailed discussion of such risks affecting us, please refer to our prospectuses and annual reports filed with the U.S. Securities and Exchange Commission.

         All statements made herein are accurate only as of the date of filing this Form 10-Q with the U.S. Securities and Exchange Commission and may be relied upon only as of that date. Unless otherwise indicated, all share and per share information reflects the five-for-one split effected on February 25, 2000, the 670-for-one reverse split of our Ordinary shares effected on September 16, 2002 and the 100-for-one reverse split of our Preferred shares effected on September 18, 2002. In addition, certain prior period amounts have been reclassified to conform to current period presentation.

         In connection with the sale of our German and U.K. operations in May 2002 (see Note 3 to our consolidated financial statements), we report these operations' results in discontinued operations, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Accordingly, the operating results presented in the following discussion are the operating results of our continuing operations in France, and the operating results of our former German and U.K. operations are included in discontinued operations for all periods presented.

Overview

Our business

         We are a facilities-based operator of a technologically advanced, high-capacity, fiber optic communications infrastructure. As a facilities-based operator, we use mainly our own telecommunications facilities to provide services, in contrast with non-facilities-based resellers, who purchase services of other providers and then retail the services to customers.

         We provide telecommunications and Internet-related services to business and government end-users, carriers and Internet service providers in targeted metropolitan areas in France. We deliver these services primarily to on-net customers directly connected to our fiber optic metropolitan area networks, or MANs. We have MANs in nine areas in France, covering the cities of: (1) Paris, (2) Lyon, (3) Marseille and Aix, (4) Lille, Roubaix and Tourcoing, (5) Grenoble, (6) Toulouse, (7) Nice and Sophia-Antipolis, (8) Nantes and (9) Strasbourg, Colmar and Mulhouse. The construction of the our MANs was completed during the last quarter of 2001. Our MANs are connected by our leased inter-city network.

         Our operational restructuring

         Since our inception, we have generated operating losses and negative cash flow from our operating activities. We expect to continue to experience operating losses and negative cash flows from our operations until we establish a sufficient revenue-generating customer base. While we are experiencing growth in our core retail activity in France, and believe that this trend will continue, since mid-2001, we have been affected by the general weakness in the European markets for carrier and dial-up Internet access and Internet data center services. In light of these adverse market conditions, we implemented operational reorganization and restructuring measures in order to adjust our operations to foreseeable market conditions, reducing ongoing operating expenses and capital outlays. In particular, we implemented a major downsizing of our German operations in view of the slowdown in German telecommunications markets (particularly in the carrier and ISP segments). Further, in April 2002, we decided to sell our entire German operations, which sale was completed in early May 2002 (see Note 3 to our unaudited interim consolidated financial statements). In addition, faced with a significant downturn in the web hosting market, linked to the collapse of the ".com" market and installed hosting overcapacity in Europe, we decided to scale down the Internet data center operations we had launched in France, Germany and the United Kingdom. In France, we decided to integrate these activities with our retail business, while in Germany and the United Kingdom we exited these markets by selling our entire operations in these countries in May 2002.

         Having decided to concentrate our efforts solely in France, we closed our London offices and simplified our corporate headquarters structure at the end of the second quarter of 2002. We also introduced and continue to evaluate ongoing measures to further reduce our selling, general and administrative expenses, in particular, in our corporate headquarters functions and Internet data center operations.

Our Recapitalization

         Although our operational restructuring described above had the desired effect of reducing ongoing operating expenses and capital outlays, our funding requirements were still in excess of our capital resources. To address our funding situation, we effected a recapitalization plan (the "Recapitalization"), pursuant to a restructuring agreement (the "Restructuring Agreement ") dated May 15, 2002, as amended on July 29, 2002, we entered into with the holders of our 14% senior discount notes due 2009 and 14% senior notes due 2010 (collectively, the "Notes") and our principal shareholders. The Recapitalization was completed on September 17, 2002, involving:

         o     a debt for equity swap in respect of our Notes,

         o the return to the holders of the senior notes due 2010 of the outstanding balance in the escrow account established to provide funds for interest payments on these senior notes,

         o     a cash investment of(euro)43.7 million, and

         o the issuance of warrants to our existing shareholders. The exercise of these warrants would result in an additional investment of up to(euro)3.3 million.

         Exchange of the Notes for Convertible Preferred B shares and Ordinary shares. The outstanding Notes were exchanged for convertible preferred B shares (the "Convertible Preferred B shares") and Ordinary shares together representing approximately 39% of our share capital outstanding (excluding the C shares described below). Pursuant to the terms of our 14% senior notes due 2010, the outstanding balance in the escrow account established to provide funds for interest payments on those notes (approximately (euro)16.8 million) was distributed to holders of those notes in September 2002.

         (euro)43.7 million Investment. The Recapitalization included an investment of an aggregate of (euro)30.0 million by Meritage Private Equity Funds ("Meritage") and DeGeorge Telcom Holdings ("DeGeorge Telcom"), two of our principal shareholders, in return for the issuance of convertible preferred A shares (the "Convertible Preferred A shares") and Ordinary shares, together representing approximately 40% of our share capital (excluding the C shares). Meritage and DeGeorge Telcom were also issued, on a pro rata basis, a number of C shares that will cause them to hold the same number of shares for voting purposes as the former holders of the Notes. In order to limit the effect of the C shares strictly to the allocation of voting power, the C shares are structured in a way that effectively gives them only nominal economic value.

         Furthermore, certain of the holders of the senior notes due 2010 made an investment of approximately (euro)9.9 million (reflecting a reinvestment of a portion of the escrow funds released to these holders) in return for the issuance of Convertible Preferred A shares, Convertible Preferred B shares and Ordinary shares, together representing approximately 14% of our share capital (excluding the C shares).

         In addition, an institutional investor made an investment of approximately (euro)2.9 million in return for the issuance of Convertible Preferred A shares and Ordinary shares.

         Finally, several members of our management and senior employees made an investment of approximately (euro)0.9 million in return for the issuance of Convertible Preferred A shares and Ordinary shares.

         Potential additional equity investments. The Restructuring Agreement also contemplates that up to an additional (euro)3.3 million may be invested in the form of the exercise of warrants for Ordinary shares. These warrants were issued on September 12, 2002 to our then existing shareholders and will be exercisable between December 15, 2002 and the fifteenth day following the publication of our 2002 financial statements. In the event that warrants expire unexercised, we have undertaken to make the Ordinary shares underlying those warrants available for subscription by the holders of our Convertible Preferred A Shares and Convertible Preferred B Shares. We received a commitment from an institutional investor to take up approximately 51% of these subscription rights, if they are offered.

         Effect on financial condition. As part of the Recapitalization, all of our outstanding Notes were converted into Convertible Preferred B and Ordinary shares, thereby, our outstanding indebtedness effectively was eliminated. In addition, we raised a total of (euro)43.7 million cash investment in our Convertible Preferred A and Ordinary shares. We believe that, as a result of the completion of the Recapitalization and the cash saving effect of our operational restructuring, our cash balances, together with the anticipated cash flow from our operations, will be sufficient to fully fund our operations to cash flow breakeven.

Revenue and Expenses

         Revenue

         Our revenue consists of revenue from two principal categories of service offerings, as follows:

         Retail Services

         We generate revenue from the voice, data and Internet services we provide primarily to our directly connected retail customers. We expect revenue from retail services to represent an increasing percentage of our total revenue.

         o Voice services. We derive substantially all our voice revenue from the switched voice communications services we provide to customers directly connected to our networks through our owned fiber and leased lines. A small portion of our voice revenue is derived, however, from off-net sites of customers who are otherwise connected to our network, or from customers awaiting completion of their connection to our network. Voice revenue is based primarily on traffic minutes billed. Revenue from voice products accounted for(euro)13.5 million and(euro)38.2 million, or approximately 58% and 54%, of our total revenue for the three and nine month periods ended September 30, 2002, compared to(euro)7.8 million and(euro)19.2 million, or approximately 39% and 36%, of our total revenue for the corresponding periods in 2001.

         o Data and Internet services. We derive revenue from the local dedicated access and private line services we provide customers for data connections over our MANs. This revenue is based primarily on transmission capacity provided on intra-city dedicated access, inter-city dedicated access, or IP VPN services. We also derive revenue by providing high-capacity Internet protocol-based services and interconnection between local area networks in each of the cities in which our MANs operate. Lastly, we derive a small portion of our revenue from the web hosting, Internet access and other value-added Internet services we provide at our Internet data centers. We also offer web site creation and maintenance services as well as miscellaneous dial-up services to certain of our Internet data centers' customers. Revenue from these services accounted for(euro)4.3 million and(euro)12.5 million, or approximately 18% and 18%, of our total revenue for the three and nine month periods ended September 30, 2002, compared to(euro)2.8 million and(euro)6.8 million, or approximately 14% and 13%, of total revenue for the corresponding periods in 2001.

         Wholesale services.

         We derive revenue by providing transmission capacity to other carriers, as well as dial-up Internet access to our Internet service provider customers.

         o Carrier and termination services. We derive revenue from the services we provide to other telecommunications service providers that require local connection to their end-customers, transmission capacity to support gaps in their networks, need additional capacity, require alternate routing, or do not have their own transmission facilities. We also terminate traffic for other operators. This revenue, which is based primarily on transmission capacity provided and traffic minutes terminated, accounted for(euro)3.1 million and(euro)10.2 million, or approximately 13% and 15%, of our total revenue in the three month and nine month periods ended September 30, 2002, compared to(euro)2.7 million and(euro)6.9 million, or approximately 14% and 12%, of our total revenue for the corresponding periods in 2001. We expect revenue from carrier and termination services to represent a decreasing portion of our total revenue.

         o Internet dial-up. We also derive revenue from dial-up Internet access to our ISP customers delivering the traffic. This revenue, which is based primarily on traffic minutes, accounted for (euro)2.5 million and (euro)9.5 million, or approximately 11% and 13%, of our total revenue in the three month and nine month periods ended September 30, 2002, compared to (euro)6.5 million and (euro)21.1 million, or approximately 33% and 39%, of our total revenue for the corresponding periods in 2001. We expect our Internet dial-up services revenue to represent a decreasing proportion of our total revenue, as our revenue from our retail services increases.

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

         d) rights of ways on public or private property in selected areas crossed by our networks. We also lease dark fiber or conduits on a limited basis to establish and augment our MANs in certain markets;

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

         We have a large, locally-based, direct sales force in our local and regional markets, and a national account team to service multiple location customers and key account executives. As of September 30, 2002, we had 479 employees, compared to 550 employees at December 31, 2001.

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

         Other income and expense

         Other income includes interest income on our cash balances.

         Interest expense recorded reflects interest on our 14% senior notes due 2010, the accretion of our 14% senior discount notes due 2009, and the amortization of deferred financing costs. In connection with the elimination of the indebtedness under these notes as part of our Recapitalization, we ceased incurring interest expense on these notes. We charged the remaining balance of the deferred financing costs related to the Notes against the gain recorded on the exchange of the Notes for shares.

         We capitalized a portion of our interest costs as part of the construction cost of our networks, in accordance with Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Costs." Starting January 1, 2002, we ceased capitalizing interest as a result of our completion of the construction of our MANs.

         Foreign exchange loss and other expense

         Our revenue, operating expenses, capital expenditure, assets and liabilities are, for the most part, denominated in euro, which became our functional and reporting currency effective January 1, 2000. We invest all excess cash in euro-denominated accounts. Prior to the completion of our Recapitalization on September 17, 2002, we were exposed to changes in currency exchange rates due to our U.S. dollar denominated senior discount notes. As part of our Recapitalization, these notes were exchanged into Ordinary shares and Convertible Preferred B shares. We believe that our current exposure to exchange rate risks is immaterial.

         Discontinued operations

         In May 2002, we disposed of our German and U.K. operations in their entirety. In accordance with SFAS 144, we restated our financial statements for the years ended December 31, 2001, 2000 and 1999 to report the results of these operations in discontinued operations.

Results of operations

         Revenue

         Our revenue for the three months ended September 30, 2002 totaled
(euro)23.4 million, compared to (euro)19.8 million for the corresponding period in 2001. Our revenue for the nine months ended September 30, 2002 totaled (euro)70.4 million, compared to (euro)54.0 million for the corresponding period in 2001. We attribute this increase in revenue to our overall growth, and in particular, to the growth of our customer base, the increase in traffic over our networks and the continued demand for additional services from our existing customers.

         The following table summarizes our revenue by category of service offering (in thousands):

                                                  Three Months Ended September 30,    Nine Months Ended September 30,
Revenue Category                                       2002              2001              2002             2001
----------------                                       ----              ----              ----             ----
Retail Voice...................................   (euro)13,517       (euro)7,821      (euro)38,223     (euro)19,167
Retail Data and Internet ......................          4,270             2,780            12,452            6,793
Carrier........................................          3,054             2,704            10,223            6,919
ISP............................................          2,523             6,482             9,512           21,110
  Total........................................   (euro)23,364     (euro) 19,787     (euro) 70,410    (euro) 53,989


         Retail revenue accounted for 76% of total revenue for the third quarter of 2002 compared to 53% for the third quarter of 2001, significantly reducing our exposure to the volatile ISP market and weaker carrier market. The carrier and the ISP dial up business are becoming smaller as a percentage of our total revenue as we continue to focus on our core retail activity.

         Operating expenses

         Network costs

         Our network costs for the three months ended September 30, 2002 decreased to(euro)15.3 million from (euro)17.8 million for the corresponding period in 2001. Our network costs for the nine months ended September 30, 2002 totaled(euro)46.8 million, compared to(euro)47.2 million for the corresponding period in 2001. The decrease resulted primarily from the optimization of network costs allowed by the completion of our network buildout at the end of 2001. Going forward, we believe that our network costs will continue to decrease as a percentage of revenue.

         Selling, general and administrative expenses

         For the three months ended September 30, 2002, our selling, general and administrative expenses totaled (euro)12.2 million, compared to(euro)16.7 million for the corresponding period in 2001. Our selling general and administrative expenses for the nine months ended September 30, 2002 totaled(euro)42.2 million, compared to(euro)48.4 million for the corresponding period in 2001. The decrease in selling, general and administrative expenses primarily results from our operational restructuring, which included the sale of our German and U.K. operations in May 2002 and the integration of our Internet data center operations with our retail business, as well as from our ongoing selling, general and administrative expense reduction measures. In particular, given our decision to concentrate our efforts only in France, our London offices were closed and our corporate headquarters structure was simplified. Furthermore, because our hosting activity has been integrated into our core telecom activities and hosting products and services are now sold by the telecom sales force, the overhead costs associated with this activity have been lowered.

         Our selling, general and administrative expenses represented 52% of our total revenue for the three months ended September 30, 2002, compared to 84% for the corresponding period in 2001. For the nine months ended September 30, 2002, our selling, general and administrative expenses represented 60% of our total revenue, compared to 90% for the corresponding period in 2001. We expect our selling, general and administrative expenses as a percentage of our total revenue to continue to decrease in future periods, as our revenue increases and our restructuring and other cost saving measures continue to take effect.

         Gross Margin

         Gross margin constitutes the difference between revenue and network costs, divided by revenue. For the three and nine month periods ended September 30, 2002, our gross margin was 34% and 34%, respectively, compared to 10% and 13% for the corresponding periods in 2001. This improvement is primarily the result of (1) our continued focus on higher margin products, (2) improved network cost efficiency as a result of increase in traffic carried on our network and (3) the reduction in average customer fixed network costs due to an increase in total number of on-network customers. We expect our gross margin to continue to improve as additional customers are added, network utilization improves with increased on-network traffic and customers continue to move towards higher margin products and services.

         Non-cash compensation charges

         We incurred non-cash stock-based compensation expense of(euro)0.8 million under our fixed stock option plan for the three months ended September 30, 2002. This amount was based on deferred compensation at the date of grant totaling(euro)25.1 million. We also recorded a compensation credit of(euro)0.4 million, based on the closing price per share on September 30, 2002 related to our performance vesting and time vesting shares. The non-cash compensation charges are attributable to employees whose salary and benefits were otherwise classified within selling, general and administrative expenses.

         Depreciation and amortization

         Depreciation and amortization increased to(euro)7.4 million for the three months ended September 30, 2002, compared to(euro)7.1 million for the corresponding period in 2001. Depreciation and amortization for the nine months ended September 30, 2002 totaled(euro)22.6 million, compared to(euro)19.1 million for the corresponding period in 2001. The majority of these increases resulted from the completion of our MANs in late 2001, resulting in a higher depreciable asset base.

         Restructuring, impairment and other charges

         In connection with our restructuring efforts during the second half of 2001, we recognized approximately (euro)6.0 million in restructuring and impairment charges in our continuing operations for the year ended December 31, 2001. In addition, during that period, we recognized restructuring and impairment charges, totaling (euro)158.5 million, in our discontinued operations in Germany and the United Kingdom (see Note 3 to our unaudited interim consolidated financials statements). These charges consist of the following (in millions):

Write-down of German and United Kingdom assets.........       (euro)142.7
Write-down of materials and supplies...................               6.0
Restructuring charges(1)...............................              15.8
Total..................................................       (euro)164.5

____________________

         (1) Includes (euro)6.0 million of restructuring charges reflected in loss from our continuing operations.


         Impairment charges

         In light of adverse market conditions and as part of our efforts to reduce our ongoing operating expenses and capital outlays, in the fourth quarter of 2001 we decided to significantly scale-back our operations in Germany and exit the market in the United Kingdom. As a result of this decision, and in light of the adverse conditions in these markets, we determined, in accordance with our policy relating to recoverability of long-lived assets, that it was unlikely to recover our investment in these assets (whether by utilizing these assets in our business or through disposition) and thus, that the values of our German and U.K. assets (comprising network property and equipment, including switches, network plant, customer access equipment and operational support systems) were impaired as of December 31, 2001. In addition, as a result of our decision to significantly scale-back operations in Germany, we had materials and supplies in excess of what we needed in order to complete construction of our networks under our revised business plan. Accordingly, we revalued these excess materials and supplies, resulting in the write-down of all these excess materials and supplies to the lower of cost or market value, as of December 31, 2001. Accordingly, we recorded total charges of (euro)142.7 million to write-down the carrying values of these assets to their estimated fair market values using a discounted cash flow approach. All of these impairment charges are reflected in loss from discontinued operations.

Restructuring charges

         The restructuring charges relate primarily to severance costs associated with the reductions in the size of our workforce in France, Germany and the United Kingdom, charges incurred as a result of lease terminations and the renegotiation of interconnection agreements in connection with the sale of our operations in Germany and the United Kingdom and costs associated with our Recapitalization efforts.

         For the nine months ended September 30, 2002, we recognized (euro)8.1 million of restructuring and other charges in our continuing operations.


Restructuring charges.......................................    (euro) 6.2
Other charges...............................................           1.9
                                                                -----------
Total.......................................................     (euro)8.1
                                                                ===========

         Since we began our restructuring efforts in June 2001, we incurred the following restructuring charges (in thousands):


                        Summary of Restructuring Charges
                            as of September 30, 2002
                                                                                       Europe HQ
                                        France        Germany(5)         UK(5)         and other           Total
                                        ------        ----------         -----         ----------          -----
Severance (1).....................     (euro)1,151      (euro)2,399      (euro)527       (euro)603     (euro)4,680
Facilities and Network (2)........           1,558            5,194            992               -           7,744
Other (3).........................              20              601             50           2,694           3,365
Accrual Balance,
   December 31, 2001..............           2,729            8,194          1,569           3,297          15,789
   Less: payments and changes in
   accruals through September 30,
   2002...........................          (1,818)          (8,194)        (1,569)          1,064         (10,517)
Accrual balance,
 September 30, 2002(4)............       (euro)911        (euro)-          (euro)-     (euro)4,361     (euro)5,272

_______________________________

     (1) Severance charges relate to estimated termination salaries and benefits in connection with the termination of employees, related outplacement fees and other related benefits.

     (2) Facilities and network charges relate to costs to terminate or renegotiate facilities and equipment leases and interconnection agreements.

     (3) Other charges primarily relate to legal and consulting costs incurred in connection with our operational restructuring and the Recapitalization.

     (4) Outstanding accruals are expected to be paid prior to December 31, 2002.

     (5) Restructuring charges for our former operations in Germany and the United Kingdom are reflected in loss from discontinued operations.

         Other charges

         Other charges of (euro)1.9 million are related to a reserve made in connection with the decrease in value of the collateral for a loan we extended to William Pearson, our former President and Chief Executive Officer (see Note 5 to our unaudited interim consolidated financial statement).

         Other income and expense

         We recorded interest income of (euro)0.6 million during the three months ended September 30, 2002, compared to (euro)2.4 million for the corresponding period in 2001. We recorded interest income of (euro)1.8 million during the nine months ended September 30, 2002, compared to (euro)11.3 million for the corresponding period in 2001. These decreases are the result of lower cash and cash equivalents balances prior to the completion of the Recapitalization on September 17, 2002.

         We incurred interest expense of (euro)6.9 million during the three months ended September 30, 2002, compared to interest expense for the corresponding period in 2001 of (euro)7.5 million, net of capitalized interest expense of (euro)4.0 million. We incurred interest expense, net of (euro)0.9 million of capitalized interest expense, of (euro)22.8 million during the nine months ended September 30, 2002, compared to interest expense, net of capitalized interest of (euro)11.7 million, of (euro)22.8 million for the corresponding period in 2001. The interest expense recorded reflects interest on our senior notes due 2010, the accretion of our senior discount notes due 2009 and the amortization of deferred financing costs. As a result of the exchange of these notes for Ordinary and Convertible Preferred B shares as part of our Recapitalization, we expect future interest expense to be immaterial.

         Foreign exchange gain (loss) and other expense

         For the three months ended September 30, 2002, we recorded foreign exchange loss and other expenses of (euro)1.0 million, compared to a gain of
(euro)2.9 million in the corresponding period in 2001. For the nine months ended September 30, 2002, we recorded foreign exchange gain and other expenses of (euro)9.5 million, compared to a loss of (euro)2.7 million in the corresponding period in 2001. The foreign exchange gain (loss) and other expenses in the three and nine month periods ended September 30, 2002 and 2001 resulted primarily from an unrealized foreign exchange gains and losses related to our dollar-denominated senior discount notes due 2009. These notes were exchanged for Ordinary and Convertible Preferred B shares as part of our Recapitalization. We expect future foreign exchange results to be immaterial as a result of our limited exposure to foreign currencies.

         Gain on exchange of debt for ordinary and preferred shares

         In connection with the Recapitalization, we recorded a gain of
(euro)91.1 million on the exchange of our 14% Senior Notes due 2010 and 14% Senior Discount Notes due 2009 for our Ordinary and Convertible Preferred B shares. The gain represents the difference between the carrying value of the debt less the fair market value of the Ordinary shares and the total cash payments payable on the Convertible Preferred B shares. Additionally, we charged against this gain certain direct expenses incurred to effect the exchange of our Notes for shares.

         Net income (loss) from continuing operations

         Our net income from continuing operations for the three months ended September 30, 2002 was (euro)72.7 million, compared to a net loss from continuing operations of approximately (euro)7.8 million for the corresponding period in 2001. Our net income from continuing operations for the nine months ended September 30, 2002 was (euro)26.9 million, compared to a net loss from continuing operations of (euro)60.4 million for the corresponding period in 2001. These changes resulted primarily from the gain on the exchange of our Notes for Ordinary and Convertible Preferred B shares, as described above.

Statements of Cash Flows

         We had cash and cash equivalents of approximately (euro)73.3 million as of September 30, 2002, an increase of (euro)35.9 from approximately
(euro)37.4 million as of September 30, 2002. The increase is a result of the Recapitalization, as described above.

         Details of the change in cash and cash equivalents are set forth in the table below (in thousands).


                                                                         Nine Months Ended September
                                                                                     30,

                                                                             2002           2001
                                                                             ----           ----
Cash flows from continuing operating activities......................   (euro)(32,417)  (euro)(62,929)

Cash flows from investing activities.................................         (19,292)       (162,686)

Cash flows from financing activities.................................          43,678         (12,019)

Effect of exchange rates on cash.....................................            (305)          2,117

Net decrease in cash and cash equivalents............................          (8,336)       (235,517)

Cash and cash equivalents at beginning of period.....................          81,613         361,698


Cash and cash equivalents at end of period...........................    (euro)73,277   (euro)126,181



         Cash flows from operating activities

         During the nine months ended September 30, 2002, we used approximately (euro)32.4 million in operating activities, a (euro)30.5 million decrease from the approximately (euro)62.9 million used in operating activities for the corresponding period in 2001. This decrease in cash used for operating activities was primarily related to the increase in revenue and to the operating cost savings resulting from our restructuring efforts.

         Cash flows from investing activities

         We used approximately (euro)19.3 million in investing activities during the nine months ended September 30, 2002, compared to approximately
(euro)162.7 million for the nine months ended September 30, 2001. The decrease was primarily due to lower capital expenditures as we completed the buildout of our MANs at the end of 2001.

         Cash flows from financing activities

         We received proceeds from our Recapitalization of approximately
(euro)43.7 million during the nine months ended September 30, 2002. In comparison, (euro)12.0 million of cash flows was used in financing activities for the corresponding period in 2001.

Liquidity and Capital Resources

         The telecommunications business is capital intensive. We have used and will continue to need large amounts of capital to fund capital expenditures, working capital, and operating losses. As of September 30, 2002, we had (euro)73.3 million of unrestricted cash and cash equivalents. We believe that our cash balances, together with the anticipated cash flow from our operations, will be sufficient to fully fund our operations to cash flow breakeven.

         The following table presents our contractual obligations and commercial commitments for the periods indicated, as of September 30, 2002:


-----------------------------------------------------------------------------------------------------------
               Description                                     Payments due by period
              of obligation                                    (in thousands of euro)
              or commitment
-----------------------------------------------------------------------------------------------------------

                                               Total             2002          2003-2004      thereafter
-----------------------------------------------------------------------------------------------------------
Operating leases                               45,142             5,076         12,726          27,340
Other long-term debt                            4,063               200            609           3,254
-----------------------------------------------------------------------------------------------------------

Total obligations/commitments                  49,205             5,276         13,335          30,594
-----------------------------------------------------------------------------------------------------------


         Information concerning our financial condition and debt servicing obligations are presented in the following table (amounts in thousands):



                                        At September 30,     At December 31,
                                              2002                 2001
                                        -------------------------------------


Cash and cash equivalents                   73,277                  81,613

Other current assets                        31,946                  73,138
                                        =====================================
              Total current assets                                154,751
                                            105,223

Non-current assets                          255,756               303,839

                                        -------------------------------------
              Total assets                  360,979               458,590
                                        =====================================


Current Liabilities                         55,438                108,939

Long-term debt (1)                          4,063                 227,735
                                        -------------------------------------

              Total liabilities             59,501                336,674
                                        =====================================

(1) Long-term debt as of September 30, 2002 consists only of long term capital lease obligations acquired in our purchase of one of our French subsidiaries in 2001. Long-term debt as of December 31, 2001 consisted of the capital lease obligations, in addition to (a) 14% senior discount notes due 2009 and
    (b) 14% senior notes due 2010.

Capital Expenditures

         During the nine months ended September 30, 2002, we made capital expenditures in our continuing operations of approximately (euro)20.5 million. These capital expenditures were primarily for connecting customers to our MANs. During the nine months ended September 30, 2001, we made capital expenditures of approximately (euro)93.0 million for property and equipment necessary to deploy networks in our initial markets. The decrease in capital expenditures during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 is attributable to the completion of the buildout of our MANs during 2001 and our current focus on network development to connect new customers to our existing MANs, which generally involves lower expenses in comparison to deployment of new MANs.

         We currently estimate that we will make aggregate capital expenditures of approximately (euro)25 million to (euro)28 million for the year ending December 31, 2002, most of which will be expended to connect new customers to our MANs. The actual amount and timing of our future capital requirements may differ materially from our current estimates, and additional financing may be required in the event of departures from our current business plans and projections, including those caused by unforeseen delays, cost overruns, engineering design changes, demand for our services that varies from our expectations, adverse regulatory, technological or competitive developments, difficulties or delays in obtaining necessary rights-of-way, or major changes in market conditions.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable," that is, if it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS 142 than its predecessor, APB Opinion No. 16, although in some instances previously recognized intangibles will be subsumed into goodwill.

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

         We adopted SFAS 141 and 142 effective January 1, 2002. Accordingly, we discontinued amortizing our remaining balance of goodwill of approximately
(euro)5.8 million effective January 1, 2002. We estimate that the adoption of these statements did not have a material impact on our results of operations, financial position or cash flows.

         Our goodwill amortization expense and net loss for the three and nine month periods ended September 30, 2002 and 2001 are as follows (amounts in thousands, except per share information):


                                         Three Months Ended September 30,      Nine Months Ended September 30,
                                              2002               2001              2002               2001
                                              ----               ----              ----               ----
Reported net income (loss) applicable
  to ordinary shares...................      72,373           (25,202)            21,464           (116,324)
Add back: goodwill amortization........          --               201                --                 356
Adjusted net income (loss)
   applicable to ordinary shares.......      72,373           (25,001)            21,464           (115,968)

Basic net income (loss) per ordinary
   share...............................       91.29           (107.26)             50.75            (495.10)
Adjusted basic net income (loss) per
   ordinary share......................       91.29           (106.41)             50.75            (493.59)
Diluted net income (loss) per
   ordinary share......................       53.80           (107.26)             35.61            (495.10)
Adjusted diluted net income (loss)
per ordinary share.....................       53.80           (106.41)             35.61            (493.59)



         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement of obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of cost to expense, (4) subsequent measurement of the liability, and (5) related financial statement disclosure. SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period during which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying value of the asset and depreciated over the life of the associated asset. SFAS 143 requires the measurement of changes in the liability for an asset retirement obligation due to the passage of time by applying an interest method of allocation to the amount of the liability at the beginning of a reporting period. The interest rate used to measure that change is the credit-adjusted-risk-free rate that existed when the liability was initially measured. Finally, SFAS 143 requires such changes in liability for asset retirement obligations to be recognized as an increase in the carrying amount of the liability and as an expense classified as an operating item in the statement of income. SFAS 143 applies to fiscal years beginning after June 15, 2002. We do not anticipate that the adoption of SFAS 143 will have a material impact on our results of operations, our financial position, or our cash flows.

         In August 2001, the Financial Accounting Standards Board issued SFAS
144. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." While it supersedes APB Opinion 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," it retains the presentation of discontinued operations, but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS 144 also establishes a probability weighted cash flow estimation approach to deal with situations in which there is a range of cash flows that may be generated by the asset being tested for impairment. SFAS 144 also establishes criteria for determining when an asset should be treated as held for sale.

         SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of the SFAS 144 are generally to be applied prospectively. The adoption of SFAS 144 on January 1, 2002 did not have a material impact on our results of operations, financial position, or cash flows. Other than the restatement of our financial statements to report in discontinued operations the results of our German and U.K. operations, which we disposed of in May 2002, the adoption of SFAS 144 on January 1, 2002 did not have a material impact our results of operations, financial position, or cash flows.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt" and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 applies to fiscal years beginning after May 15, 2002. Other than the classification in our statement of operations of the gain resulting from our Recapitalization, the adoption of SFAS 145 did not have a material impact on our results of operations, financial position, or cash flows.

         In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our results of operations, financial position, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Investment portfolio and interest rate sensitivity

         Our investment policy is to utilize instruments denominated in euros that meet high credit quality standards, such as obligations of any European Economic Community member government or any agency thereof guaranteed by the country, certificates of deposits, money market deposits, and commercial paper with a rating of A-1 or P-1.

         Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We are thus exposed to market risk related to changes in market interest rates. To date, we have managed these risks by monitoring market rates and the duration of our investments.

Impact of foreign currency rate changes

         Our revenue, operating expenses, capital expenditure, assets and liabilities are, for the most part, denominated in euro, which is our functional and reporting currency. In order to minimize our exposure to exchange rate risk, we invest all excess cash in euro-denominated accounts and limit our expenditures in other currencies. Prior to the completion of our Recapitalization on September 17, 2002, we were exposed to changes in currency exchange rates due to our U.S. dollar denominated senior discount notes. As part of our Recapitalization, these notes were exchanged into Ordinary shares and Convertible Preferred B shares. We believe that our current exposure to exchange rate risks is immaterial.

Item 4.   Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer, Vice President - Finance and Chief Accounting Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.


         PART II           OTHER INFORMATION

Item 1. Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Securities sold in the Restructuring

         On September 17, 2002, we completed our Recapitalization, including the issuance of:

         14,600 Convertible Preferred B shares, nominal value (euro)4.00 each, and 1,460,032 Ordinary shares, nominal value (euro)0.04 each. These shares were issued to former holders of our Notes in return for the exchange of $120.5 million (approximately (euro)105.3 million) aggregate principal amount of our 14% senior discount notes due 2009 and (euro)121.9 million aggregate principal amount of our 14% senior notes due 2010, constitution all of our outstanding Notes.

         4,904 Convertible Preferred A shares, nominal value (euro)4.00 each, 325 Convertible Preferred B shares, nominal value (euro)4.00 each and 522,938 Ordinary shares, nominal value (euro)0.04 each. These shares were issued to former holders of our 14% senior notes due 2010, in return for an aggregate cash investment of (euro)9.9 million, reflecting a reinvestment of the escrow funds released to these noteholders.

         14,925 Convertible Preferred A shares, nominal value (euro)4.00 each, 1,492,537 Ordinary shares, nominal value (euro)0.04 each, and 1,217,719 C shares, nominal value (euro)0.04 each. These shares were issued to Meritage and DeGeorge Telcom, two of our principal shareholders, in return for an aggregate cash investment of (euro)30.0 million.

         467 Convertible Preferred A shares, nominal value (euro)4.00 each, and 46,700 Ordinary shares, nominal value (euro)0.04 each. These shares were issued to several members of our management and senior employees in return for aggregate cash investment of (euro)0.9 million.

         1,434 Convertible Preferred A shares, nominal value (euro)4.00 each, and 143,400 Ordinary shares, nominal value (euro)0.04 each. These shares were issued to and institutional investor in return for a cash investment of
(euro)2.9 million.

         Conversion terms of the Preferred  shares

         Each Preferred share is convertible into one hundred Ordinary shares at any time at the option of the holder of the Preferred share and is subject to customary anti-dilution adjustments in relation to share dividends, share splits and similar transactions.

         The Preferred shares are subject, at any time, to mandatory conversion if a two-thirds majority of the total outstanding Convertible Preferred A shares or Convertible Preferred B shares elect to do so with respect to all of the then outstanding Preferred shares of that class.

         Additional information concerning the Recapitalization transactions is included in our definitive proxy statement relating to the extraordinary general meeting of our shareholders held on August 20, 2002, as filed with the Securities and Exchange Commission on August 12, 2002.


Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4. Submission of Matters to the Vote of Security Holders

         The annual general meeting ("AGM") of our shareholders was held on August 20, 2002.

         At the AGM, our shareholders voted on proposals to (1) adopt our statutory annual accounts for the fiscal year ended December 31, 2001 and (2) grant discharge to the members of our Supervisory Board and Board of Management from liability in respect of the exercise of their duties during the fiscal year ended December 31, 2001.

         Our shareholders' vote (a) adopted our statutory annual accounts and
(b) granted discharge from liability to the members of our Supervisory Board and Board of Management, in all cases, as set forth in the proxy statement relating to the AGM dated August 12, 2002.

         The number of the votes cast for, against or withheld, and the number of absentations with respect to each proposal is set forth below. Our independent inspector of election reported the vote of our shareholders as follows.


                        Proposal                                   Votes
                                                    For            Against        Abstain

1.  Adoption of  statutory annual accounts       95,906,142        11,025         245,103

2.  Discharge from liability                     95,904,147        13,395         244,728



         An extraordinary general meeting ("EGM") of our shareholders was held on August 20, 2002.

         At the EGM, our shareholders voted on proposals to (1) amend our articles of association to provide for a 670-for-one reverse split of our Ordinary shares, combined with a reduction in the nominal value of the resulting shares to (euro)0.04 each; (2) amend our articles of association to enable us to effect our Recapitalization; (3) grant discharge to the members of our Supervisory Board and Board of Management from liability in respect of their duties in connection with our Recapitalization; and (4) authorize the redemption, on July 1, 2007, of the Preferred shares issued in the Recapitalization in accordance with their terms.

         Our shareholders' vote (a) approved the amendment of our articles of association to provide for the reverse split of our Ordinary shares; (b) approved the amendment of our articles of association enabling us to effect the Recapitalization; (c) granted discharge to the members of our Supervisory Board and Board of Management; and (d) authorized the redemption of the Preferred shares issued in the Recapitalization, in all cases, as set forth in the proxy statement relating to the EGM dated August 12, 2002.

         The number of the votes cast for, against or withheld, and the number of absentations with respect to each proposal is set forth below. Our independent inspector of election reported the vote of our shareholders as follows.


                           Proposal                                                 Votes
                                                                      For          Against         Abstain
1.  Reverse share split amendment of articles of association      95,904,492       193,050         64,728

2. Recapitalization amendment of articles of association          95,905,592       191,575         65,103

3.  Discharge from liability                                      95,904,092       193,450         64,728

4.  Authorization of redemption of Preferred shares               95,905,617       191,550         65,103

Item 5.  Other Information

         James E. Dovey, James H. Kirby, Paul J. Finnegan and James N. Perry, members of our Supervisory Board resigned from the Board on September 17, 2002. Lawrence F. DeGeorge and James C. Allen continue to serve on the Supervisory Board. We intend to hold a general meeting of our shareholders in the near future to reconstitute our Supervisory Board as a six-members board, comprising two designees of the holders of the Convertible Preferred A shares and the holders of the C shares, two designees of the holders of the Convertible Preferred B shares, and two independent directors mutually acceptable to the former holders of the Notes and to Meritage and DeGeorge Telcom.

Item 6. Exhibits and Reports on Form 8-K

         Reports on Form 8-K

         On July 23, 2002, we filed a Current Report on Form 8-K, in which we reported the appointment of Deloitte & Touche Accountants as our independent auditor. No financial statements were filed with that report.

         On July 29, 2002, we filed a Current Report on Form 8-K, in which we reported our financial results for the quarter ended June 30, 2002. No financial statements were filed with that report.

         On August 5, 2002, we filed a Current Report on Form 8-K, in which we reported the announcement of our Annual General Meeting and our Extraordinary General Meeting, to be held on August 20, 2002. No financial statements were filed with that report.

         On August 8, 2002, we filed a Current Report on Form 8-K, in which we reported that we intend to publish restated annual financial statements in accordance with United States generally accepted accounting principles and audited by Deloitte & Touche Accountants. No financial statements were filed with that report.

         On August 12, 2002, we filed a Current Report on Form 8-K, in which we reported the publication and distribution of our audited restated annual financial statements in accordance with United States generally accepted accounting principles. No financial statements were file with that report.

         On August 14, 2002, we filed a Current Report on Form 8-K, in which we announced our financial results for the quarter ended June 30, 2002. No financial statements were filed with that report.

         On August 21, 2002, we filed a Current Report on Form 8-K, in which we announced the results of our Annual General Meeting and our Extraordinary General Meeting held on August 20, 2002. No financial statements were filed with that report.

         On September 4, 2002, we filed a Current Report on Form 8-K, in which we (1) announced the parties to our Restructuring Agreement dated May 15, 2002 have entered into Amendment No. 1 to the Restructuring Agreement, and (2) announced that the Dutch bankruptcy court granted its approval of our composition plan. No financial statements were filed with that report.

         On September 18, 2002, we filed a Current Report on Form 8-K, in which we announced that we closed on our recapitalization on September 17, 2002. No financial statements were filed with that report.

         On September 26, 2002, we filed a Current Report on Form 8-K, in which we announced a reverse split of our ordinary shares, which was effected September 16, 2002. No financial statements were filed with that report.


         Exhibits

Exhibit No.       Description

3.1      Restated and Amended Articles of Association
99.1     Certifications pursuant to 18 U.S. C. Section 1350
99.2 Certifications pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
___________


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, CompleTel Europe N.V. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2002.

COMPLETEL EUROPE N.V.
By:     /s/  Jerome de Vitry
        ___________________________
        Name: Jerome de Vitry
        Title: Managing Director, President and Chief Executive Officer



By:     /s/  Alexandre Westphalen
        ___________________________
        Name: Alexandre Westphalen
        Title: Vice President, Finance



By:     /s/  John M. Hugo
        ___________________________
        Name:  John M. Hugo
        Title:  Chief Accounting Officer and Corporate Controller